Form 10-Q
period 2000-01-31
VICINITY CORP
filed 2000-03-13
CIK 1029784

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended January 31, 2000




                       Commission file number: 000-29365


                             VICINITY CORPORATION
            (Exact name of Registrant as Specified in its Charter)


                              DELAWARE 77-0414631
               (State or Other Jurisdiction of (I.R.S. Employer
              Incorporation or Organization) Identification No.)



                            1135A San Antonio Road
                          Palo Alto, California 94303
                   (Address of Principal Executive Offices)

      Registrant's telephone number, including area code: (650) 237-0300


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No

     The number of shares of Common Stock, par value $0.001 per share, of Vicinity Corporation outstanding as of February 14, 2000 was 28,003,007.

                               Table of Contents

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements......................................................................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................................ 22


                                            PART II. OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................... 23

Item 2.  Changes in Securities and Use of Proceeds................................................................. 23

Item 4.  Submission of Matters to a Vote of Security Holders....................................................... 23

Item 6.  Exhibits and Reports on Form 8-K.......................................................................... 24

Unless the context otherwise requires, references herein to "we," "us," "the company" or "Vicinity" are to Vicinity Corporation, a Delaware corporation. References in this Report on Form 10-Q to fiscal years refer to the fiscal year of our company ended on July 31 of that year. We were incorporated as a California corporation in October 1995 and reincorporated as a Delaware corporation in January 2000. Vicinity(R) and MapBlast!(R) are registered marks of our company. Each trademark, trade name or service mark of any other company appearing in this Report on Form 10-Q belongs to its holder.

                         PART 1. FINANCIAL INFORMATION

                             VICINITY CORPORATION

                                BALANCE SHEETS
                                  (unaudited)

                                                                                                                      Pro Forma
                                                                                    July 31,         January 31,     January 31,
                                                                                      1999             2000             2000
                                                                                 ---------------  --------------   --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                     $    9,060,393   $   5,089,568    $   5,089,568
   Accounts receivable, net                                                           2,847,372       3,838,306        3,838,306
   Prepaid expenses and other current assets                                            382,995       1,597,858        1,597,858
                                                                                 --------------   -------------    -------------
        Total current assets                                                         12,290,760      10,525,732       10,525,732
    Property and equipment, net                                                         912,489       2,686,897        2,686,897
                                                                                 --------------   -------------    -------------
        Total assets                                                             $   13,203,249   $  13,212,629       13,212,629
                                                                                 ==============   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Bank note                                                                     $    1,000,000   $           -    $           -
   Accounts payable                                                                     491,290         946,964          946,964
   Capital lease obligations, current portion                                           379,545         953,478          953,478
   Accrued liabilities                                                                1,245,234       1,723,127        1,723,127
   Deferred revenue                                                                   4,954,878       5,901,248        5,901,248
                                                                                 --------------   -------------    -------------
       Total current liabilities                                                      8,070,947       9,524,817        9,524,817
   Capital lease obligations, excluding current portion                                 298,009         548,092          548,092
                                                                                 --------------   -------------    -------------
       Total liabilities                                                              8,368,956      10,072,909       10,072,909

   Series A, B, C, D, E and F redeemable convertible preferred  stock and Series E warrants, $0.001 par value; authorized
        12,519,768 at July 31 and January 31, 2000; issued and
        outstanding 11,217,387 at July 31, 1999 and 12,519,768 and none issued and outstanding pro forma at January 31, 2000; aggregate liquidation preference of $32,066,788 at July 31, 1999 and $39,294,597 at January 31, 2000; aggregate redemption amount of $22,641,677 at
        July 31, 1999 and $27,051,307 and none issued and outstanding pro
        forma at January 31, 2000                                                    21,403,089      26,157,635               --

   Commitments
   Stockholders' equity (deficit):
        Common stock, $0.001 par value; 100,000,000 shares
        authorized;  issued and outstanding 5,287,667 at July 31,
         1999 and 6,845,753 and 28,011,507 pro forma at January 31,
         2000
                                                                                          5,289           6,846           19,962

        Additional paid-in capital, net of preferred stock accretion                   (300,941)        474,852       26,619,371
        Deferred stock based compensation                                            (1,044,132)     (1,688,411)      (1,688,411)
        Notes receivable from employees upon purchase of stock                          (97,652)       (232,536)        (232,536)
        Accumulated deficit                                                         (15,131,360)    (21,578,666)     (21,578,666)
                                                                                 --------------   -------------    -------------
               Total stockholders' equity (deficit)                              $  (16,568,796)  $ (23,017,915)   $   3,139,720
                                                                                 --------------   -------------    -------------
               Total liabilities and stockholders' equity (deficit)                  13,203,249      13,212,629       13,212,629
                                                                                 ==============   =============    =============

The accompanying notes are an integral part of these financial statements.

                             VICINITY CORPORATION

                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                   Three months ended             Six months ended
                                                      January 31,                    January 31,
                                              --------------------------    --------------------------
                                                  1999           2000           1999           2000
                                              -----------    -----------    -----------    -----------
Revenues:
     License and hosting fees                 $ 1,351,529    $ 2,593,334    $ 2,592,606    $ 4,759,813
     Service and transaction fees                  69,538        724,622        320,229      1,089,650
                                              -----------    -----------    -----------    -----------
        Total revenues                          1,421,067      3,317,956      2,912,835      5,849,463
                                              -----------    -----------    -----------    -----------
Cost of revenues                                  907,072      2,042,718      1,781,308      3,654,040
                                              -----------    -----------    -----------    -----------
     Gross profit                                 513,995      1,275,238      1,131,527      2,195,423
                                              -----------    -----------    -----------    -----------
Operating expenses:
     Product development                          403,044        775,253        742,526      1,455,841
     Sales and marketing                          606,488      2,906,699      1,174,499      5,109,669
     General and administrative                   425,197        929,079        786,699      1,694,873
     Stock-based compensation                       2,459        290,802          2,459        488,234
                                              -----------    -----------    -----------    -----------

        Total operating expenses                1,437,188      4,901,833      2,706,183      8,748,617

Loss from operations                             (923,193)    (3,626,595)    (1,574,656)    (6,553,194)
Other expense (income), net                         5,159        (51,235)        23,012       (105,884)
                                              -----------    -----------    -----------    -----------
Net loss                                      $  (928,352)   $(3,575,360)   $(1,597,668)   $(6,447,310)
Accretion on redeemable convertible
     preferred stock and warrants                 221,466        502,273        350,124      1,004,546
                                              -----------    -----------    -----------    -----------

Net loss applicable to common stockholders    $(1,149,818)   $(4,077,633)   $(1,947,792)   $(7,451,856)
                                              ===========    ===========    ===========    ===========

Basic and diluted net loss per share          $     (0.30)   $     (0.79)   $     (0.51)   $     (1.49)
                                              -----------    -----------    -----------    -----------
Weighted average shares outstanding used in
     diluted net loss per share calculation     3,872,388      5,139,283      3,841,867      5,005,864
                                              ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                             VICINITY CORPORATION

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                               Six months ended
                                                                                                   January 31,
                                                                                          -----------------------------
                                                                                             1999             2000
                                                                                          -----------     -------------
Cash flows from operating activities:
     Net loss                                                                             $(1,597,668)    $  (6,447,310)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                           51,120           451,013
        Allowance for doubtful accounts                                                        40,000            30,000
        Amortization of deferred stock based compensation                                       2,459           488,234
        Changes in operating assets and liabilities:
           Accounts receivable                                                               (574,373)       (1,015,355)
           Prepaid expenses and other current assets                                          (28,641)       (1,214,863)
           Accounts payable                                                                  (144,483)          455,675
           Accrued liabilities                                                                158,175           477,893
           Payable to related party                                                          (163,686)                -
           Deferred revenue                                                                   575,281           946,370
                                                                                          -----------     -------------
                 Net cash used in operating activities                                     (1,681,816)       (5,828,343)
                                                                                          -----------     -------------
Cash flows from investing activities:
     Purchases of equipment                                                                   (41,737)       (1,036,936)
                                                                                          -----------     -------------
                 Net cash used in investing activities                                        (41,737)       (1,036,936)
                                                                                          -----------     -------------
Cash flows from financing activities:
     Payment for bank note                                                                          -        (1,000,000)
     Proceeds from bank note                                                                  200,000                 -
     Principal payments for capital lease obligations                                         (18,589)         (370,045)
     Proceeds from sale of preferred stock                                                  3,667,346         3,750,000
     Proceeds from sale of common stock                                                        17,794           514,499
                                                                                          -----------     -------------
                 Net cash provided by financing activities                                  3,866,551         2,894,454
                                                                                          -----------     -------------

Net (increase) decrease in cash and cash equivalents                                        2,142,998        (3,970,825)
Cash and cash equivalents at beginning of period                                              263,944         9,060,393
                                                                                          -----------     -------------
Cash and cash equivalents at end of period                                                $ 2,406,942     $   5,089,568
                                                                                          ===========     =============
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                             $    42,136     $      25,456
                                                                                          ===========     =============
Schedule of noncash investing and financing activities:
     Equipment purchased under capital lease                                              $   179,457     $   1,153,205
                                                                                          ===========     =============
     Accretion on redeemable preferred stock                                              $   350,124     $   1,004,546
                                                                                          ===========     =============
     Common stock issued for note receivable                                              $         -     $     134,884
                                                                                          ===========     =============
     Deferred compensation related to stock option grants                                 $         -     $   1,132,513
                                                                                          ===========     =============

The accompanying notes are an integral part of these financial statements.

                             VICINITY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1.  Basis of Presentation

The accompanying financial information is unaudited and in the opinion of management, has been prepared on the same basis as the Company's annual audited financial statements and include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position of the Company at January 31, 2000 and the results of operations for the three and six months ended January 31, 1999 and 2000. Operating results for the three and six months ended January 31, 2000 are not necessarily indicative of results that may be expected for the year ending July 31, 2000. These financial statements and notes included herein should be read in conjunction with the Company's audited financial statements included in the Company's registration statement on Form S-1 declared effective by the Securities and Exchange Commission on February 8, 2000.

2.  Summary of Significant Accounting Policies

(a) Unaudited Pro Forma Balance Sheet

At the time of the completion of the initial public offering on February 14, 2000, all of the redeemable convertible preferred stock outstanding was automatically converted into common stock. The conversion of the redeemable convertible preferred stock has been reflected in the accompanying unaudited pro forma balance sheet as of January 31, 2000.

(b) Per Share Computations

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common and, when dilutive, potential common equivalent shares outstanding during the period. Common equivalent shares include the effect of redeemable convertible preferred stock, outstanding warrants and stock options. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would be antidilutive.

Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares (in thousands):

                                                               Three months ended                 Six months ended
                                                                   January 31,                       January 31,
                                                           1999               2000            1999              2000
                                                       -------------     -------------    -------------     ------------
Stock options                                                 2,621             1,583            2,621            1,583
Shares of common stock subject to repurchase                     31             1,368               31            1,309
Convertible preferred warrants                                  952                 -              952                -
Convertible preferred stock (as if converted)                 8,871            12,957            8,117           12,560
                                                       -------------     -------------    -------------     ------------
                                                             12,475            15,908           11,721           15,452
                                                       =============     =============    =============     ============

The weighted-average exercise prices of stock options outstanding were $0.11 and $6.60 as of January 31, 1999 and 2000, respectively. The weighted-average exercise price of shares of common stock subject to repurchase was $0.10 and $0.44 as of January 31, 1999 and 2000, respectively.

(c) Pro Forma Basic and Diluted Net Loss per Common Share

The pro forma basic and diluted net loss per share information below reflect the effect of the conversion of the weighted average number of shares of the outstanding redeemable convertible preferred stock as if the shares of stock were converted as of the issuance date into shares of common stock.

                                                              Three months ended        Six months ended
                                                               January 31, 2000         January 31, 2000
                                                              ------------------        ----------------
Pro forma basic and diluted net loss per share                     $       (0.20)          $        (0.36)
Pro forma weighted average shares outstanding used
      in basic diluted net loss per share calculation                 18,255,037               18,121,648

(d) Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements for employees using the intrinsic-value method pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Compensation expense is recorded for the Company's stock options on the date of grant, to the extent the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for common stock. Options granted to consultants and other nonemployees are considered compensatory and are accounted for at fair value pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Because the options generally vest ratably over a four year period, the service period over which compensation is accrued as a charge to expense is determined separately for each 25 percent portion of the total award, in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 (FIN 28). The result of applying FIN 28 is that approximately 52% of the unearned deferred compensation will be amortized in the first year, 27% in the second year, 15% in the third year and 6% in the fourth year following the date of grant. Stock compensation expense for the three and six months ended January 31, 2000 is distributed as follows:

                                              Three months ended                   Six months ended
                                                  January 31,                         January 31,
                                           1999              2000             1999               2000
                                       -------------     -------------    -------------     -------------
Cost of revenues                            $   295          $  5,816          $   295          $  9,765
Product development                               -            14,540                -            24,412
Sales and marketing                           1,377           162,849            1,377           273,411
General and administrative                      787           107,597              787           180,647
                                       -------------     -------------    -------------     -------------
                                           $  2,459         $ 290,802         $  2,459         $ 488,234
                                       =============     =============    =============     =============

(e) Comprehensive Loss

The Company has no significant components of other comprehensive loss, and accordingly, comprehensive loss is the same as net loss for all periods presented.

(f) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(g) Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments (including derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. To date, the Company has not entered into any derivative financial instruments or hedging activities.

2. Segment Information

During fiscal 1999, the Company adopted the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers and geographic areas.

The Company's chief operating decision maker (CODM) is considered to be the Company's CEO. The CODM evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying financial statements. Therefore, the Company operates in a single segment for purposes of disclosure under SFAS No. 131.

The Company's revenues in fiscal 2000 have been earned from customers in the United States with the exception of approximately $195,000 for the three months ended January 31, 2000 and $332,000 for the six months ended January 31, 2000 which was earned from customers in Europe. In fiscal 1999, there were no revenues earned from customers in Europe.

All of the Company's long-lived assets are located in the United States.


3. Subsequent Event

On February 14, 2000, Vicinity completed its initial public offering which resulted in the sale by the Company of 8,050,000 shares of common stock at $17.00 per share. The Company's net proceeds from the IPO after deducting underwriting discounts and estimated offering expenses, were approximately $126.1 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following discussion of the financial condition and results of operations of our company should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this quarterly report and the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended July 31, 1999 and the quarter ended October 31, 1999 included in our company's Registration Statement on Form S-1 (File No. 333-90253). This discussion contains forward-looking statements that involve risks and uncertainties. Please see "Risk Factors."

Overview

       We are a leading provider of Internet-based marketing infrastructure services. Our clients use our services to direct consumers searching for a specific product or service to the nearest brick-and-mortar store that carries that product or service. Our company was formed in October 1995, and our initial revenues were derived from providing maps, driving directions and directory services to regional telephone companies and large portal companies. In fiscal 1997, we restructured our company by cutting staff and expenses, hiring a new chief executive officer and refocusing our strategy on our Business Finder service.

        In fiscal 1998, we grew our clients from 102 companies to 193 companies as a result of the continued concentration of our efforts on Business Finder. We continued to increase our revenues in fiscal 1998 despite the loss of our biggest customer at the time, Yahoo!. In fiscal 1999, we recruited additional key members of our management team and expanded our product offerings to include Telephone Business Finder, SiteMaker and Print Maps. Historically, we have generated substantially all of our revenues from our Web Business Finder, maps, driving directions and directory services. We have continued to grow our client base in fiscal 2000, and as of January 31, 2000 we had approximately 300 clients.

      In February 2000, we completed our initial public offering, or IPO, and issued 8,050,000 shares of common stock at a price of $17.00 per share. We received approximately $126.1 million in cash, net of underwriting discounts, commissions and other offering costs.

      We have not achieved profitability on a quarterly or annual basis and expect to continue to incur net losses for the foreseeable future. We anticipate incurring significant sales and marketing, product development and administrative expenses as we continue to expand our product offerings and attempt to build our customer base.

Revenue Recognition

      We primarily derive revenue from license and hosting fees. Revenues are recognized in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition. As such, these revenues are recognized ratably over the life of the contract, which typically has one-year, non-refundable terms. Service and transaction fees consist of revenue generated from project related professional services and to a lesser degree from advertising, sponsorship and e-commerce transactions. These revenues are recognized as the services are performed. We have no barter agreements, and no revenues have been derived from barter transactions to date.

      Deferred revenue consists of customer payments received and accounts receivable recorded in advance of recognizing revenue for license and hosting revenues.

Stock-based Compensation Expense

      As of January 31, 2000, we had recorded deferred stock-based compensation expense aggregating $2.3 million for the difference at the date of grant between the exercise price and the fair value of the common stock underlying stock options granted in fiscal 1999 and the first two quarters of fiscal 2000. Of this amount, we recognized $0.2 million in fiscal 1999 and $0.3 million and $0.5 million in the three and six months ended January 31, 2000, respectively. In addition, we expect to recognize $0.5 million in the remainder of fiscal 2000, $0.6 million in fiscal 2001 and $0.5 million in later years.

Results of Operations

Comparison of three months and six months ended January 31, 2000 and 1999

      Revenues. In the three months ended January 31, 2000, we had $3.3 million in total revenues, compared to $1.4 million for the three months ended January 31, 1999, representing an increase of $1.9 million, or 133%. For the six months ended January 31, 2000, our revenues increased to $5.8 million from $2.9 million in the six months ended January 31, 1999, representing an increase of $2.9 million, or 101%. Revenues associated with license and hosting fees were $2.6 million in the three months ended January 31, 2000, compared to $1.3 million in the three months ended January 31, 1999, representing an increase of $1.3 million, or 92%. For the six months ended January 31, 2000, revenues associated with license and hosting fees increased to $4.8 million from $2.6 million in the six months ended January 31, 1999, representing an increase of $2.2 million, or 84%. The increase in license and hosting fees revenues in both the three- and six-month periods ended January 31, 2000 was primarily attributable to growth in our customer base due to increased market acceptance in our targeted markets. Our service and transaction fees totaled $0.7 million in the three months ended January 31, 2000 and $1.1 million in the six months ended January 31, 2000 compared to $0.1 million and $0.3 million in the same three and six month periods in fiscal 1999. The increase in service and transaction fees revenue primarily reflects the development of strategic partnerships formed with Internet-based promotion companies.

      Deferred revenues as of January 31, 2000 were $5.9 million, compared to $3.1 million as of January 31, 1999, representing an increase of $2.8 million, or 90%.

      Cost of Revenues. These costs include salaries and benefits of our operations personnel, the cost of acquiring data and content, the leasing and depreciation costs of our computer hosting equipment and Internet connection and data center charges. Cost of revenues was $2.0 million for the three months ended January 31, 2000 and $3.7 million for the six months ended January 31, 2000. Cost of revenues increased by $1.1 million, or 125%, in the three months ended January 31, 2000 from $0.9 million in the same period of a year ago. In the six months ended January 31, 2000, cost of revenues increased by $1.9 million, or 105%, from $1.8 million in the same period of a year ago. The increases in cost of revenues are attributable to increases in headcount to support our business growth, the expansion of our data centers with related increases in equipment costs and additions to our set of content providers.

      Product Development. This expense consists primarily of salaries and benefits, consulting expenses and equipment costs. To date, we have expensed all product development costs as incurred. Product development expense was $0.8 million for the three months ended January 31, 2000 and $1.5 million for the six months ended January 31, 2000, compared to $0.4 million for the three months ended January 31, 1999 and $0.7 million for the six months ended January 31, 1999. The period over period increase for the three months ended January 31, 2000 when compared to the three months ended January 31, 1999 was $0.4 million, or 92%. The period over period increase for the six months ended January 31, 2000 when compared to the six months ended January 31, 1999 was $0.7 million, or 96%. These increases were primarily attributable to increases in personnel and personnel-related costs due to our expanded product offerings.

      Sales and Marketing. This expense consists primarily of salaries, commissions, promotions costs and advertising and travel-related expenses. Sales and marketing expense was $2.9 million for the three months ended January 31, 2000, compared to $0.6 million for the three months ended January 31, 1999, representing an increase of $2.3 million, or 379%. Sales and marketing expense increased to $5.1 million in the six months ended January 31, 2000 from $1.2 million in the six months ended January 31, 1999, representing an increase of $3.9 million, or 335%. These increases were primarily attributable to increases in personnel, personnel-related costs, promotion and advertising to support our expanded sales and marketing efforts. We expect our sales and marketing expense to continue to increase as a result of the aggressive expansion of our sales and marketing efforts both domestically and internationally.

      General and Administrative. This expense consists primarily of salaries and related costs of our executive, administrative, finance and human resources personnel as well as professional services fees. General and administrative expense was $0.9 million for the three months ended January 31, 2000, compared to $0.4 million for the three months ended January 31, 1999, representing an increase of $0.5 million, or 119%. General and administrative expense increased to $1.7 million in the six months ended January 31, 2000 from $0.8 million in the six months ended January 31, 1999, representing a $0.9 million, or 115% . These increases were primarily attributable to an increase in personnel and personnel-related costs to support and grow our business including developing our human resources organization and contracting with recruiters to support our aggressive hiring plans. We expect general and administrative expenses to grow as additional personnel are hired and additional expenses are incurred in connection with the growth of our business and our operation as a public company.

      Stock-Based Compensation. Stock-based compensation expense was $0.3 million for the three months ended January 31, 2000 and $0.5 million for the six months ended January 31, 2000. Stock-based compensation expense of $2,000 was incurred in the comparable periods of a year ago.

Liquidity and Capital Resources

      Since inception, we have financed our operations primarily through the sale of equity securities. In the fiscal years ended July 31, 1998 and 1999 and the six months ended January 31, 2000 we received approximately $16,000, $12.5 million and $4.3 million, respectively, in net proceeds from the sale of equity securities.

      In February 2000, we completed our IPO and issued 8,050,000 shares of commons stock at a price of $17.00 per share. We received approximately $126.1 million in cash, net of underwriting discounts, commissions and other offering costs. To date, none of these proceeds have been utilized. We intend to use these proceeds to expand our sales and marketing resources, including expanding our business in Europe and Asia, to develop new technologies and products and improve our technology infrastructure and to use the balance of the proceeds for working capital and other general corporate purposes. Pending this use, we have invested these proceeds in high quality, interest-bearing securities.

      We currently have a total of $3.7 million in equipment financing outstanding with two equipment leasing companies.

      Cash used in operating activities was $5.8 million in the six months ended January 31, 2000. This increase in cash used in operating activities were primarily due to increased net losses, growth in accounts receivable due to increased business levels and an accumulation of prepaid expenses related to our initial public offering. Cash used in investing activities was $1.0 million in the six months ended January 31, 2000. The increase in cash used in investing activities was primarily due to infrastructure expansion to meet our growth and capital expenditures for computers and other equipment for our data centers. Cash provided by financing activities was $2.9 million in the six months ended January 31, 2000. The increase in cash provided by financing activities in the six months ended January 31, 2000 primarily reflects $3.8 million received in proceeds from the sale of preferred and common stock during the last six months offset by the $1.0 million repayment of our bank loan in August 1999.

      As part of our business strategy, we intend to invest significant amounts of capital over the next 12 to 24 months to expand our sales and marketing resources, including expanding our business in Europe and Asia, and to develop new technologies and products and improve our technology infrastructure. This investment could be in the form of direct investment or through the formation of joint ventures, strategic partnerships or similar arrangements.

      Future capital requirements will depend upon many factors, including the rate of expansion of our sales and marketing resources and the timing and magnitude of our research and product development efforts. We expect to continue to expend significant amounts on expansion of facility infrastructure, computers and related data center equipment, as well as personnel. We believe that our cash and cash equivalents balances together with the proceeds from our initial public offering will be sufficient to satisfy our cash requirements for at least the next 12 to 24 months.

Forward Looking Statements

      The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements. Such statements are indicated by words or phrases such as "anticipate," "estimate, "projects," "believes," "intends," "expects" and similar words and phrases. Actual results may differ materially from those expressed or implied in any forward-looking statement as a result of certain risks and uncertainties, including, without limitation, the risks and uncertainties detailed herein under "Risk Factors" and in our Securities and Exchange Commission filings. We disclaim any obligation to update any of the forward-looking statements contained herein to reflect future events or developments.

Risk Factors

      In addition to the other information contained herein, you should carefully consider the following risk factors in evaluating our company.

Risks Related to our Business

Our business is difficult to evaluate because we have a limited operating history and have been focused on our current business strategy for only approximately three years.

      Our company was founded in October 1995, and our initial revenues were derived from providing maps, driving directions and directory services. Not only is our operating history short, we refocused our business strategy on our Business Finder service in early 1997. Accordingly, we have a limited operating history from which you can evaluate our present business and future prospects. As a relatively new entrant to the Internet-based marketing services business, we face risks and uncertainties relating to our ability to implement our business plan successfully. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the Internet. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, financial condition and prospects will be materially adversely affected.

We have a history of losses and negative cash flows and anticipate continued net losses because we intend to continue to invest in developing our business.

      We have not generated enough revenues to exceed the substantial amounts we have spent to develop our business. We incurred net losses of approximately $6.2 million in fiscal 1997, $2.5 million in fiscal 1998, $5.5 million in fiscal 1999, and $6.4 million in the six months ended January 31, 2000. As of January 31, 2000, we had an accumulated deficit of approximately $21.6 million. We expect to continue to lose money for the foreseeable future because we plan to continue to incur significant expenses as we expand our sales and marketing resources, including expanding our business in Europe and Asia, and develop new technologies and products and improve our technology infrastructure. Moreover, we base current and future expense levels on our operating plans and our estimates of future revenues. If our revenues grow at a slower rate than we anticipate, or if our spending exceeds our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to achieve profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

Our business is subject to quarterly fluctuations in operating results which may negatively impact the price of our common stock.

      You should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance. It is possible that in some future periods our quarterly operating results may fall below the expectations of public market analysts and investors. In this event, the price of our common stock is likely to fall.

      Our quarterly net loss was approximately $3.6 million for the fiscal quarter ended January 31, 2000, $2.9 million for the fiscal quarter ended October 31, 1999, $2.4 million for the fiscal quarter ended July 31, 1999, $1.5 million for the fiscal quarter ended April 30, 1999 and $0.9 million for the fiscal quarter ended January 31, 1999. We expect our net loss to increase over the next several quarters as we incur significant expenses to expand our sales and marketing resources, including expanding our business in Europe and Asia, and develop new technologies and products and improve our technology infrastructure. However, our quarterly operating results may fluctuate significantly in the future due to a variety of factors. These factors include the following, which are generally outside of our control:

      .    competition in the markets for our services;

      . the demand for Internet-based marketing infrastructure services and seasonal trends relating to marketing spending;

      . our ability to protect our systems from telecommunications failures, power loss or equipment or software-related system failures; and

      . economic conditions specific to the Internet as well as general economic and market conditions.

      Other factors which may cause our quarterly operating results to fluctuate significantly which are at least partially under our control include:

      .    the rate of new customer acquisitions;

      . whether revenues related to new customer acquisitions are recognized currently or deferred over future time periods;

      .    the timing and effectiveness of our development of new services;

      .    the timing and effectiveness of potential strategic alliances; and

      .    changes in our operating expenses.

      In addition, our operating expenses are based on our expectations of our future revenues and some of our operating expenses are relatively fixed in the short term, including personnel costs, data support expenses and the cost of licensing necessary information. We may be unable to reduce our expenses quickly enough to offset any revenue shortfall.

If demand for Internet-based marketing services fails to develop or develops more slowly than we expect, we may not generate sufficient revenues to achieve profitability.

      Our future success is highly dependent on an increase in the use of the Internet as a marketing medium. If demand for Internet-based marketing services fails to develop or develops more slowly than we expect, we may not generate sufficient revenues to achieve profitability. The market for Internet-based marketing services is new and rapidly evolving, and it cannot yet be compared with traditional marketing media to gauge its effectiveness. Companies that have historically relied on traditional marketing methods may be reluctant or slow to adopt online marketing. As a result, demand and market acceptance for Internet-based marketing solutions cannot yet be determined. Many of our current and potential clients have little or no experience using the Internet for marketing purposes and may allocate only a limited portion of their marketing budgets to the Internet. Companies that have invested substantial resources in traditional methods of marketing may be reluctant to reallocate those resources to online marketing. In addition, companies that have invested a significant portion of their marketing budget in online marketing may decide after a time to return to more traditional methods if they find that online marketing is a less effective method of promoting their products and services than traditional marketing methods.

We will continue to dedicate significant resources toward developing new clients in Europe and Asia; any success in these efforts may prove not to have been worth the associated expense.

      Our current business plan includes expanding into Europe and Asia. To date, we have limited experience in marketing our services internationally, and we cannot predict our success in these international markets. In order to expand overseas, we intend to enter into relationships with foreign businesses, and we cannot predict whether those relationships will be successful. Our plans to expand internationally are subject to inherent risks, including:

      . the impact of economic fluctuations in economies outside of the United States;

      . greater difficulty in accounts receivable collection and longer collection periods;

      . unexpected changes in regulatory requirements, tariffs and other trade barriers;

      . difficulties and costs of staffing and managing foreign operations due to distance, as well as language and cultural differences;

      . political instability, currency exchange fluctuations and potentially adverse tax consequences; and

      . reduced protection for intellectual property rights outside the United States.

      We cannot predict whether the expansion of our business internationally will be successful. The results of our efforts may prove not to have been worth the associated expense and opportunity cost.

Historically, we have depended on a limited number of services for most of our revenues.

      Historically, we have derived most of our revenues from our Web Business Finder, maps, driving directions and directory services, which represented approximately 78% of our revenues in the six months ended January 31, 2000, 86% of our revenues in fiscal 1999 and 91% of our revenues in fiscal 1998. Our results of operations would be materially and adversely affected by a reduction in demand or a change in the pricing structure for these services.

We have relied on our ability to sell existing customers additional services to generate revenue and the continued growth of our business depends on our ability to continue to do so in the future.

      Much of our past sales growth is the result of selling additional services to existing clients. Our growth strategy depends on the introduction of new services that we hope to sell to our existing clients. We may not develop any of these new services in a cost-effective and timely manner, and we have insufficient experience with these new service offerings to know whether they will be well received by our clients. Any new service we introduce that is not favorably received could damage our relationships with our clients. If our existing clients decide to maintain their current level of service and not upgrade to additional services, we will fall short of our projected sales and would have to cultivate new sales opportunities, which may be expensive and might not materialize.

We may be unable to maintain our current pricing structure because our business is changing rapidly as are the services that we provide.

      Our current business model is to provide marketing infrastructure services to our business clients. We may not achieve an acceptable level of profitability, or become profitable at all, if our clients' marketing executives do not perceive that the use of our services will improve the effectiveness of their marketing campaigns or if they are otherwise unable to generate a significant return on investment from using our products and services. Internet-based marketing services are relatively new and unproven and may not achieve widespread customer acceptance. To be successful, we must adapt to our rapidly changing market by continually enhancing the technologies used in our services and introducing new technology to address the changing needs of our clients. Under our current pricing structure, clients pay for our services through set-up and annual fees. There is a risk that competition with respect to products and services we provide will eventually result in very low prices for our products and services. If we are unable to maintain an adequate pricing structure, we will not generate sufficient revenues to achieve and maintain profitability.

Our business is dependent on the continuous, reliable and secure operation of our databases and the related services that we provide, and a system failure could negatively impact our business.

      Our operations are dependent on our ability to maintain our databases, servers and communications equipment in effective working order and to protect them from fire, natural disaster, sabotage, power loss, telecommunications failure, human error or similar events. Although we maintain back-up data at a second site, a system failure or natural disaster could significantly disrupt our operations. Any system failure, including a network, software or hardware failure, that causes an interruption in the performance of our products and services or a decrease in responsiveness of our services could result in lost clients, reduced revenue and harm to our reputation. Despite the implementation of security measures and standard operating procedures, our infrastructure may also be vulnerable to computer viruses, hackers, human error or similar problems caused by our employees, clients or Internet users. A party who is able to circumvent our security measures could misappropriate proprietary database information or cause interruptions in our operations. As a result, we may be required to expend significant capital and other resources to help protect against, or to alleviate problems caused by, these security breaches. Our insurance may not adequately compensate us for any losses that may occur due to any failure in our system or interruption in our service. In addition, the growth of our business may strain the capacity of our computers and telecommunications systems. If we are unable to maintain or upgrade our systems, they could fail or suffer a degradation in performance. Any damage, failure or delay that causes significant interruption in our databases or other systems would adversely affect our operating results and could cause the price of our common stock to decline.

Our current business plan depends in significant part on third party relationships, many of which are short-term or terminable.

      We presently rely on our arrangements with strategic partners, including Inktomi and Netopia, to provide key services, marketing opportunities, technologies, clients and users. These arrangements can be terminated by our partners in some circumstances. If our relationships with our strategic partners were terminated, we would have to adapt our operations or business plan, which may take time and may interrupt the provision of affected services. In addition, many companies that we may approach for a strategic relationship in the future may have conflicting relationships with others. As a result, these companies may be reluctant to enter into strategic relationships with us. If we do not establish additional, and maintain existing, strategic relationships on commercially reasonable terms or if our strategic relationships do not result in an increase in the number of users of our services, we may be unable to continue to offer existing products or to develop new products and we may not experience a significant portion of the anticipated growth in our clients and the number of end-users of our services. As a result, we may not generate sufficient revenues to achieve profitability, and the price of our common stock is likely to fall. In addition, strategic relationships may be difficult to implement and may not provide the anticipated benefits.

We are dependent on a limited number of third parties for a significant portion of our geographic data.

      Our products and services rely on the availability and accuracy of geographic data. We have licensed a significant portion of our geographic data from a limited number of sources through non-exclusive, short-term contractual arrangements. If any of these third parties were to merge or be acquired, the number of sources providing this geographic data would be further reduced. Given the short terms of our geographic data licenses, we will have to renegotiate our contracts in the foreseeable future which may result in contractual terms that are not as favorable to us as our existing data licenses. If we cannot maintain these data licenses or any other third-party license arrangement on commercially reasonable terms, the accuracy of our services may suffer.

If we are unable to generate fast and accurate responses to queries, the marketability of our services will be reduced.

      If we are unable to generate responses quickly or if the responses we generate are not accurate, the marketability of our services will be reduced and we may experience a decline in the number of users of our services. The accuracy of our services is substantially dependent on the accuracy of data that we license from third parties. We plan to update our geographic databases periodically. However, in view of the complexity of updating multiple databases and revising software, and the need to obtain geographic data for address information from third parties, we may not be able to perform these updates as planned. This could harm our business, financial condition and results of operations.

We have recently experienced and currently anticipate rapid growth in our business, and any inability to manage this growth could harm our business.

      In order to execute our business plan, we must grow significantly. The number of our employees grew from 49 as of October 31, 1998 to 141 as of January 31, 2000. We expect that the number of our employees will continue to increase for the foreseeable future, in particular with respect to persons engaged in product development, professional services and sales activities. This growth has placed, and our anticipated future growth combined with the requirements we will face as a public company will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our technical, finance, sales and marketing groups.

We will not be able to execute our business plan if we cannot increase our direct and indirect sales channels.

      We will need to expand substantially our direct and indirect sales operations, both domestically and internationally, in order to increase market awareness and sales of our products. Our products and services require a sophisticated sales effort targeted at several people within our prospective clients' organizations. We have recently expanded our direct sales force and plan to hire additional sales personnel. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. In addition, we believe that our future success is dependent upon establishing and maintaining productive relationships with a variety of distribution partners, resellers, systems integrators and joint marketing partners. We cannot be sure that we will be successful in signing up desired partners or that our partners will devote adequate resources or have the technical and other sales capabilities to sell our products.

      Similarly, the complexity of our products and the difficulty of installing them require highly trained customer service and support personnel. We currently have a small customer service and support organization, and we will need to increase our staff to support new services, new customers and the expanding needs of existing customers. Competition for customer service and support personnel is intense in our industry due to the limited number of people available with the necessary technical skills and understanding of the Internet.

Acquisitions or strategic investments may disrupt or otherwise have a negative impact on our business.

      We may acquire or make investments in complementary businesses, technologies, services or products, or enter into strategic partnerships with parties who can provide access to those assets, if appropriate opportunities arise. From time to time we have had discussions and negotiations with companies regarding our acquiring, investing in or partnering with their businesses, products, services or technologies, and we regularly engage in these discussions and negotiations in the ordinary course of our business. Some of those discussions also contemplate the other party making an investment in our company. We may not identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates, we may not complete those transactions on commercially acceptable terms or at all. If we acquire another company, we could have difficulty in assimilating that company's personnel, operations, technology and software. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in integrating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would dilute the ownership interests of the holders of our common stock. We are currently in active discussions with several potential partners in Asia, and although no formal agreement has yet been reached with these parties, we plan to offer our services to Japan in the first half of calendar year 2000. If we are unable to reach agreement with our proposed partners in Asia on terms satisfactory to us, this may delay our entry into the Japanese market and this could limit or otherwise adversely affect our ability to sell our services in this market.

We face competition and may face future competition from companies with different business strategies that could cause us to lower our prices or to lose a significant portion of our market share.

      We may be unable to compete successfully with current or future competitors. We face competition from many companies, both traditional and online. Increased competition could result in price reductions for our services, reduced gross margins and loss of our market share. In fiscal 1998, we lost our then largest client, Yahoo!, due to price competition with a competitor that continues to provide map and driving direction services to Yahoo!.

      Many of our existing competitors, as well as potential future competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than our company. These advantages may allow them to respond more quickly and effectively to new or emerging technologies and changes in customer requirements. It may also allow them to engage in more extensive research and development, undertake farther-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees and strategic partners. One or more of these companies could adopt a different business strategy for achieving profitability that could allow them to charge fees that are lower than ours in order to attract clients. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our current and prospective clients.

      Online marketing is a rapidly developing industry, and new types of products and services may emerge that are more attractive to consumers and marketers than the types of services we offer. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share.

Without the continued growth in use of the Internet and wireless devices, we may not experience a significant portion of the growth currently anticipated.

      Our future success is substantially dependent upon continued growth and use of the Internet and wireless devices such as cellular telephones. Rapid growth in the use of and interest in the Internet and wireless devices is a relatively recent phenomenon and may not continue to grow at their current rates. Internet usage may be inhibited for many reasons, including the following:

      . the inability of Web sites to provide security and authentication of confidential information contained in transmissions over the Internet; and

      . the inability of Web sites to respond to privacy concerns of potential users, including concerns related to the placement by Web sites of information, so-called cookies, on a user's hard drive without the user's knowledge or consent.

      Even if the Internet and wireless services continue to experience significant growth in the number of users and level of use, the Internet and wireless services infrastructures may not be able to support the demands placed upon them by this growth. Our success and the viability of the Internet and wireless services as information media and commercial marketplaces will depend in large part upon the development of robust telecommunications infrastructure for providing Internet access and carrying Internet and wireless traffic. If the use of the Internet and wireless services do not continue to grow, if the necessary telecommunications infrastructure or complementary products are not developed or do not effectively support growth that may occur or if the Internet and wireless services do not become viable information media and commercial marketplaces, we may not experience a significant portion of the growth currently anticipated and the price of our common stock is likely to fall.

We face a competitive labor market for highly skilled employees that we must attract, retain and motivate in order to execute our growth plan.

      Our future success depends on our ability to attract, train, motivate and retain highly skilled employees. Competition for employees among Internet and software companies is intense, particularly in the Silicon Valley area in which our headquarters are located. Market wages for employees include expectations for significant stock-based compensation. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. The inability to attract additional qualified personnel could disrupt the implementation of our growth strategy upon which the success of our business depends.

We are highly dependent on the acceptance and effectiveness of the Internet as a medium for consumer transactions and on the increased use of the Internet by consumers to locate our clients' products.

      The future success of a number of our products and services is dependent in large part on an increase in the use of the Internet for business transactions with consumers and on the increased use of the Internet by consumers to locate our clients' products. The electronic commerce market is new and rapidly evolving and the extent of consumer acceptance of the Internet cannot yet be determined. If a sufficiently broad base of consumers do not accept the use of the Internet for transacting business or do not use the Internet to locate our clients' products, our business, financial condition and results of operations could be materially and adversely affected.

If we fail to protect our intellectual property rights or face a claim of intellectual property infringement by a third-party, we could lose our intellectual property rights or be liable for significant damages.

      Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Our employees are generally required to execute confidentiality and assignment agreements which transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with strategic partners, we generally require that these parties enter into a non-disclosure agreement. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties' respective rights and obligations include provisions for the protection of our intellectual property rights. Our failure to enter into these agreements when appropriate or our inability to enforce our rights under one or more of these agreements could jeopardize our ability to protect our intellectual property. This could materially and adversely affect our business.

      We have applied for registration of a number of service marks and trademarks, including "Vicinity," "Business Finder" and "MapBlast!," in the United States and in other countries, and will seek to register additional service marks and trademarks, as appropriate. We may be unsuccessful in obtaining the service marks and trademarks for which we have applied. We may not be granted any patent with respect to our technology, and any patent which is granted may be challenged or invalidated. We may not develop proprietary products or technologies that are patentable, and any issued patent may not provide us with any competitive advantages or withstand challenges by third parties. In addition, the patents of others may adversely affect our ability to conduct our business. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and we do not currently have any patents or patent applications pending in any foreign country. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology or duplicate our products or design around patents issued to us or our other intellectual property rights. Our failure to protect our proprietary rights adequately or our competitors' successful duplication of our technology could harm our operating results and cause the price of our common stock to decline.

Litigation over intellectual property rights could disrupt or otherwise have a negative impact on our business.

      There has been frequent litigation in the computer industry regarding intellectual property rights. We have in the past been subject to claims regarding the alleged intellectual property rights of third parties. In fiscal 1999, we entered into a settlement agreement and agreed to pay $440,500 for a patent license with respect to an intellectual property rights claim. Third parties may make additional claims of infringement by us with respect to current or future products, trademarks or other proprietary rights. These claims could be time-consuming, result in costly litigation, divert our management's attention, cause product or service release delays, require us to redesign our products or services or require us to enter into costly royalty or licensing agreements.

Privacy concerns may adversely affect our ability to implement our Internet solutions.

      Web sites and Internet ad servers typically place a small file commonly known as a "cookie" on a user's hard drive, generally without the user's knowledge or consent. In the future, we may introduce products and services that are dependent on the use of cookies to collect, sort and analyze information about Internet users. Most currently available Internet browsers allow users to modify their browser settings to prevent cookies from being stored on their hard drive or to delete cookies at any time. In addition, some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies and the Federal Trade Commission is investigating these issues in response to recent publicity regarding Internet advertising companies. The effectiveness of future services could be limited by a significant reduction or limitation in the use of cookies. In addition, privacy concerns may cause some Web users to be less likely to visit Web sites that use cookies. If enough Web users choose not to visit sites that use cookies, our ability to sell our future products and services that are dependent on the use of cookies would be adversely affected and could require us to alter or adjust our business plan.

Legislation or regulations may be adopted that could affect our ability to generate or use information for profiles and may hinder our ability to conduct business.

      The legal and regulatory environment governing the Internet and the use of information about Internet users is constantly evolving. United States legislators in the past have introduced a number of bills aimed at regulating the collection and use of personal data from Internet users and additional similar bills may be considered during any congressional session. Although we believe no current legislation has had a material adverse effect on our business, it is possible that a bill may be enacted into law that negatively affects our ability to collect and use data about Internet users or that otherwise affects our business. The European Union has recently adopted a directive addressing data privacy that may result in limitations on the collection and use of specific personal information regarding Internet users. In addition, Germany has imposed its own laws protecting data that can become personally identifiable through subsequent processing. Other countries may also enact limitations on the use of personal data.

      To date, these regulations have not materially restricted the use of our products. However, legislation or regulations may in the future be adopted which may limit our ability to target advertising or collect and use information in one or more countries. Further, a number of laws and regulations have been and may be adopted covering issues such as pricing, acceptable content, taxation and quality of products and services on the Internet. This legislation could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium. In addition, due to the global nature of the Internet, it is possible that multiple federal, state or foreign jurisdictions might inconsistently regulate our activities or the activities of ad networks or Web sites.

Our management will have broad discretion in using the proceeds from our IPO and therefore investors will be relying on the judgment of our management to invest those funds effectively.

      We intend to use the net proceeds of our IPO to expand our sales and marketing resources, including expanding our business in Europe and Asia, to develop new technologies and products and improve our technology infrastructure and for working capital and other general corporate purposes. The amounts and timing of these expenditures will vary significantly depending upon a number of factors, including the amount of cash generated or consumed by our operations, the progress of our development activities and the market response to the introduction of any new services. In addition, we may use a portion of the net proceeds from our IPO to acquire or invest in businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, joint ventures or otherwise. We are currently in active discussions with several partners in Asia, and although no formal agreement has yet been reached with these parties, we plan to offer our services in Japan in the first half of calendar year 2000. Our management will retain broad discretion with respect to the expenditure of proceeds. Stockholders will be relying on the judgment of our management regarding the application of the proceeds of our IPO.

We may be unable to raise additional financing.

      We may need to raise additional funds in the future in order to implement our business plan, to fund more aggressive marketing programs or to acquire complementary businesses, technologies or services. Any required additional financing may be unavailable on terms favorable to us, or at all. If we raise additional funds by issuing equity securities, you may experience significant dilution of your ownership interest and these securities may have rights senior to those of the holders of our common stock. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures.

The market price of our common stock has been and may continue to be highly volatile.

      The market price of our common stock has fluctuated widely and may continue to do so. For example, since our initial public offering in February 2000 through March 7, 2000, the trading price of our common stock has ranged from a high of $76.25 per share to a low of $30.00 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors include:

     .    actual or anticipated variations in our operating results;

     .    announcement of technological innovations;

     .    results of our planned expansion into Europe and Asia;

     . conditions or trends in the Internet and marketing infrastructure services industries;

     .    acquisitions and alliances by us or others in the industry;

     . changes in estimates of our performance or recommendations by financial analysts;

     .    market conditions in the industry and the economy as a whole;

     .    introduction of new services by our competitors;

     .    changes in the market valuations of other Internet service companies;

     . announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     .    additions or departures of key personnel; and

     .    other events or factors, many of which are beyond our control.

     The financial markets have experienced significant price and volume fluctuations, and the market prices of technology companies, particularly Internet-related companies, have been and continue to be extremely volatile. Volatility in the price of our common stock may be caused by factors outside of our control and may be unrelated or disproportionate to our operating results. In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against that company. Securities class action litigation could result in substantial costs and a diversion of our management's attention and resources.

The large number of shares eligible for public sale after this offering could cause our stock price to decline.

      The market price of our common stock could decline as a result of sales of a large number of shares or the perception that sales could occur. The large number of shares eligible for sale may make it more difficult for us to sell common stock in the future at a time and at a price that we deem appropriate. We have an aggregate of 29,437,757 shares outstanding as of January 31, 2000 on a pro forma as adjusted basis that includes the shares sold in our IPO. The 8,050,000 shares sold in our IPO are freely tradable with the exception of those shares purchased by our affiliates. The remaining shares may be sold only pursuant to a registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act.

We do not plan to pay dividends in the foreseeable future.

      We do not anticipate paying cash dividends to the holders of our common stock in the foreseeable future. Accordingly, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize on their investment. Investors seeking cash dividends should not purchase our common stock.

A third party's ability to acquire us might be more difficult because of anti-takeover provisions in our certificate of incorporation and bylaws.

      We are authorized to issue five million shares of undesignated preferred stock. Our Board of Directors has the authority to issue the preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of any series, without any further vote or action by our stockholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of our company without further action by our stockholders and may adversely affect the market price of our common stock and the voting and other rights of our stockholders. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of our common stock, including the loss of voting control to others. We have no current plans to issue any shares of preferred stock.

      Provisions of our Certificate of Incorporation and Bylaws eliminate the right of stockholders to act by written consent without a meeting, eliminate the right of stockholders to call a special meeting of stockholders, specify procedures for nominating directors and submitting proposals for consideration at stockholder meetings and provide for a staggered Board of Directors, so that no more than approximately one-third of our directors could be replaced each year and it would take three successive annual meetings to replace all directors. These provisions are intended to enhance the likelihood of continuity and stability in the composition of our Board of Directors and in the policies formulated by our Board of Directors and to discourage some transactions which may involve an actual or threatened change of control of our company. These provisions are designed to reduce the vulnerability of our company to an unsolicited acquisition proposal and, accordingly, could discourage potential acquisition proposals and delay or prevent a change in control of our company. These provisions are also intended to discourage tactics that may be used in proxy fights but could, however, have the effect of discouraging others from making tender offers for our common stock and, consequently, may also inhibit fluctuations in the market price of our common stock that could result from actual or rumored takeover attempts. These provisions may also have the effect of preventing changes in the management of our company.

Many corporate actions will be controlled by officers, directors and affiliated entities regardless of the opposition of other investors or the desire of other investors to pursue an alternative course of action.

      Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 40% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We develop products in the United States and market our products in North America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

      Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments to date have been in short-term instruments. Due to the short-term nature of those investments, we believe that we have not been subject to any material market risk exposure.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      In May 1999, Eddie Babcock, a founder and former employee of our company, filed a complaint against us and several of our officers in California Superior Court for reformation of contract alleging various contract and tort causes of action and seeking declaratory relief. In his complaint, Mr. Babcock seeks, among other things, the issuance to him of at least 281,250 shares of our common stock, an unspecified amount of compensatory damages and punitive damages, plus attorneys' fees. In November 1999, the court stayed Mr. Babcock's claim and granted our motion to compel arbitration. As of March 7, 2000, Mr. Babcock has not taken action to pursue his claim in arbitration. If and when this claim is pursued in arbitration, we plan to vigorously defend against these allegations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      In November 1999, a holder of Series E Preferred Stock warrants received 952,381 shares of Preferred Stock upon exercise of these warrants at an exercise price of $2.10 per share. This issuance was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

      During the three months ended January 31, 2000, we issued 726,182 shares of our common stock to 41 individuals upon exercise of outstanding employee incentive stock options. These sales were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as a transaction to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

      During the three months ended January 31, 2000, we issued options exercisable for 873,250 shares (net of cancellations) of our common stock pursuant to our 1996 Incentive Stock Option Plan and our 2000 Equity Participation Plan to 67 individuals. Of this amount, options for 7,500 shares of common stock had been exercised as of January 31, 2000. These grants were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as a transaction to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of the foregoing represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions.

      In February 2000, we commenced and completed a firm commitment underwritten initial public offering of 8,050,000 shares of our common stock, including 1,050,000 shares related to the underwriters' overallotment option, at a price of $17.00 per share. The shares were registered with the Securities and Exchange Commission pursuant to a Registration Statement on Form S-1 (File No. 333-90253), which was declared effective on February 8, 2000. The public offering was underwritten by a syndicate of underwriters led by J.P. Morgan & Co., Bear, Stearns & Co. Inc. and U.S. Bancorp Piper Jaffray as their representatives. After deducting underwriting discounts and commissions of $9.6 million and expenses of $1.2 million, we received net proceeds of $126.1 million.

      As of March 7, 2000 we had invested the net proceeds from our initial public offering in high quality interest bearing investments in order to meet anticipated cash needs for future working capital. The use of proceeds from the offering does not represent a material change in the use of proceeds described in our Registration Statement on Form S- 1 (File No. 333-90253). None of the net proceeds of the offering were paid directly or indirectly to any director or officer of Vicinity Corporation, persons owning 10% or more of any class of our equity securities or any of our affiliates.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Effective January 27, 2000, Vicinity Corporation, a California corporation ("Vicinity California"), consummated a reorganization pursuant to which it was reincorporated as a Delaware corporation. The reorganization was effected through a merger between Vicinity California, and its wholly-owned subsidiary, Vicinity Merger Sub Corporation, a Delaware corporation ("Vicinity Merger Sub"), with Vicinity Merger Sub, renamed "Vicinity Corporation" as the surviving corporation. As a result of the reorganization, the shareholders of Vicinity California became our stockholders immediately after the reorganization.

      The following matters were submitted to a vote of the security holders of Vicinity Corporation during the three month period ended January 31, 2000 and prior to the reorganization.

(1) Effective January 31, 2000, our stockholders approved by written consent the following corporate actions:

      (a) Approval of the Restated Certificate of Incorporation to be effective immediately upon the closing of our IPO. The Restated Certificate of Incorporation (i) increased the authorized number of shares of common stock from 22,000,000 to 100,000,000, (ii) decreased the authorized numbers of shares of preferred stock from 12,519,768 to 5,000,000,
           (iii) authorized the Board of Directors to establish the rights, preferences and restrictions on any unissued series of preferred stock, (iv) divided the Board into three classes, and apportioned the current directors among the three classes, and (v) eliminated the ability of the stockholders to act by written consent;

      (b) Approved the adoption of our 2000 Equity Participation Plan and reserved the number of shares issuable under such plan;

      (c) Approved the adoption of our 2000 Employee Stock Purchase Plan and reserved 200,000 shares of common stock for issue under such plan.;

      (d) Approved the adoption of our Elaine Hamilton Non-Statutory Stock Option Agreement, and reserved 75,000 shares of common stock for issue under such plan;

      (e) Approved the form of Indemnification Agreement to be entered into by the Company and each of its executive officers and directors; and

      (f) Approved the amendment of our 1996 Incentive Stock Option Plan, increasing the number of shares reserved for issuance under such plan by 325,000 to 4,216,317 shares.

      A total of 3,170,649 shares of common stock (out of 6,845,753 shares outstanding) were voted in favor of the written consent. A total of 1,852,000 shares of Series A Preferred Stock (out of 1,852,000 shares outstanding) were voted in favor of the written consent. A total of 2,439,024 shares of Series B Preferred Stock (out of 2,577,236 shares outstanding) were voted in favor of the written consent. A total of 3,304,000 shares of Series C Preferred Stock (out of 3,304,000 shares outstanding) were voted in favor of the written consent. A total of 2,300,613 shares of Series D Preferred Stock (out of 2,300,316 shares outstanding) were voted in favor of the written consent. A total of 1,000,000 shares of Series E Preferred Stock (out of 1, 011,905 shares outstanding) were voted in favor of the written consent. A total of 1,100,000 shares of Series F Preferred Stock (out of 2,070,000 shares outstanding) were voted in favor of the written consent.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

The following exhibits are included as part of this Report:

Exhibit
  No.     Description of Exhibit
-------   ----------------------

27.1      Financial Data Schedule for the six months ended January 31, 2000.

(b) Reports on Form 8-K:

None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  VICINITY CORPORATION
                                                  Registrant


Dated:  March 13, 2000        By: /s/ Emerick Woods
                                  ----------------------------------------------
                                     Emerick Woods
                                     President and Chief Executive Officer

Dated:  March 13, 2000        By: /s/ David Seltzer
                                  ----------------------------------------------
                                     David Seltzer
                                     Vice President and Chief Financial Officer