Form 10-Q
period 2000-04-30
VICINITY CORP
filed 2000-06-13
CIK 1029784

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended April 30, 2000



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


  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

  The number of shares of Common Stock, par value $0.001 per share, of Vicinity Corporation outstanding as of June 1, 2000 was 28,085,490.

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

          Unaudited Condensed Statements of Operations
            for the three months and nine months ended April 30, 2000 and 1999..........................       3

          Unaudited Condensed Balance Sheets
            as of April 30, 2000 and July 31, 1999......................................................       4

          Unaudited Condensed Statements of Cash Flows
            for the nine months ended April 30, 2000 and 1999...........................................       5

          Notes to Unaudited Condensed Financial Statements.............................................       6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........       9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................................      22

                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.............................................................................      23

Item 2.   Changes in Securities and Use of Proceeds.....................................................      23

Item 3.   Defaults Upon Senior Securities...............................................................      23

Item 4.   Submission of Matters to a Vote of Security Holders...........................................      23

Item 5.   Other Information.............................................................................      23

Item 6.   Exhibits and Reports on Form 8-K..............................................................      23



Forward Looking Statements

   The statements contained in this report that are not historical facts may be deemed to contain forward-looking statements. Such statements are indicated by words or phrases such as "anticipate," "estimate," "projects," "believes," "intends," "expects" and similar words and phrases. Actual results may differ materially from those expressed or implied in any forward-looking statement as a result of certain risks and uncertainties, including, without limitation, the risks and uncertainties detailed herein under "Risk Factors" and in our Securities and Exchange Commission filings. We disclaim any obligation to update any of the forward-looking statements contained herein to reflect future events or developments.

PART I.     FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements



                             VICINITY CORPORATION
                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                          Three Months Ended          Nine Months Ended
                                                               April 30,                  April 30,
                                                       ---------------------       ----------------------
                                                         2000          1999           2000          1999
                                                       -------       -------       --------       -------
REVENUES
 License and hosting fees..........................    $ 2,904       $ 1,337       $  7,664       $ 3,929
 Service and transaction fees......................      1,436            90          2,525           410
                                                       -------       -------       --------       -------
                                                         4,340         1,427         10,189         4,339
COST OF REVENUES...................................      2,548         1,035          6,202         2,816
                                                       -------       -------       --------       -------
 Gross profit......................................      1,792           392          3,987         1,523
                                                       -------       -------       --------       -------
OPERATING EXPENSES
 Product development...............................        880           427          2,336         1,169
 Sales and marketing...............................      5,172           970         10,282         2,145
 General and administrative........................      1,480           448          3,173         1,234
 Stock-based compensation..........................        282            29            771            32
                                                       -------       -------       --------       -------
                                                         7,814         1,874         16,562         4,580
                                                       -------       -------       --------       -------
LOSS FROM OPERATIONS...............................     (6,022)       (1,482)       (12,575)       (3,057)
Other expense (income), net........................     (1,568)            8         (1,673)           31
                                                       -------       -------       --------       -------
NET LOSS...........................................     (4,454)       (1,490)       (10,902)       (3,088)
Accretion on redeemable
 convertible preferred stock and warrants..........         45           289          1,049           639
                                                       -------       -------       --------       -------
NET LOSS APPLICABLE TO
 COMMON STOCKHOLDERS...............................    $(4,499)      $(1,779)      $(11,951)      $(3,727)
                                                       =======       =======       ========       =======

BASIC AND DILUTED NET LOSS PER SHARE...............    $ (0.18)      $ (0.45)      $  (1.05)      $ (0.95)
                                                       =======       =======       ========       =======

WEIGHTED AVERAGE SHARES USED
 IN BASIC AND DILUTED NET LOSS
   PER SHARE CALCULATIONS..........................     24,742         3,928         11,378         3,903
                                                       =======       =======       ========       =======

            See Notes to Unaudited Condensed Financial Statements.

                             VICINITY CORPORATION
                      UNAUDITED CONDENSED BALANCE SHEETS
                                (In thousands)

                                                                                     April 30,     July 31,
                                                                                       2000          1999
                                                                                     --------      --------
                                        ASSETS
CURRENT ASSETS
 Cash and cash equivalents........................................................   $ 82,363      $  9,060
 Short-term investments...........................................................     44,976            --
 Accounts receivable, net.........................................................      3,265         2,847
 Prepaid expenses and other current assets........................................      2,319           360
                                                                                     --------      --------

Total current assets..............................................................    132,923        12,267

PROPERTY AND EQUIPMENT, net.......................................................      4,694           912
OTHER ASSETS......................................................................        312            24
                                                                                     --------      --------

Total Assets......................................................................   $137,929      $ 13,203
                                                                                     ========      ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Bank note........................................................................   $     --      $  1,000
 Accounts payable.................................................................      3,056           491
 Accrued liabilities..............................................................      2,371         1,245
 Deferred revenue.................................................................      6,269         4,955
 Capital lease obligations, current portion.......................................      1,101           380
                                                                                     --------      --------

Total current liabilities.........................................................     12,797         8,071
CAPITAL LEASE OBLIGATIONS.........................................................        489           298
                                                                                     --------      --------

Total liabilities.................................................................     13,286         8,369

REDEEMABLE CONVERTIBLE PREFERRED STOCK............................................         --        21,403

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock.....................................................................         28             5
 Additional paid-in capital, net of preferred stock accretion.....................    152,570          (301)
 Deferred stock-based compensation................................................     (1,406)       (1,044)
 Notes receivable from employees..................................................       (233)          (98)
 Accumulated other comprehensive loss.............................................       (283)           --
 Accumulated deficit..............................................................    (26,033)      (15,131)
                                                                                     --------      --------

Total stockholders' equity (deficit)..............................................    124,643       (16,569)
                                                                                     --------      --------

Total Liabilities and Stockholders' Equity (Deficit)..............................   $137,929      $ 13,203
                                                                                     ========      ========

            See Notes to Unaudited Condensed Financial Statements.

                             VICINITY CORPORATION
                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                                         Nine Months Ended
                                                                                                               April 30,
                                                                                                       -----------------------
                                                                                                         2000           1999
                                                                                                       --------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                                              $(10,902)       $(3,088)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization................................................................            979             83
   Allowance for doubtful accounts..............................................................             45             60
   Amortization of stock-based compensation.....................................................            771             32
 Changes in operating assets and liabilities:
   Accounts receivable..........................................................................           (457)        (1,599)
   Prepaid expenses and other current assets....................................................         (1,988)          (170)
   Accounts payable.............................................................................          2,565            151
   Accrued liabilities..........................................................................          1,039            152
   Deferred revenue.............................................................................          1,314          1,542
                                                                                                       --------        -------

 Net cash used in operating activities..........................................................         (6,634)        (2,838)
                                                                                                       --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investments of excess cash:
   Purchases of available-for-sale securities...................................................        (49,259)            --
   Sales of available-for-sale securities.......................................................          4,000             --
 Deposits on building...........................................................................           (260)            --
 Purchases of property and equipment............................................................         (3,227)          (100)
                                                                                                       --------        -------

 Net cash used in investing activities..........................................................        (48,746)          (100)
                                                                                                       --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock, net....................................................        126,473             18
 Proceeds from issuance of preferred stock, net.................................................          3,750          3,793
 Proceeds from bank note........................................................................             --            200
 Payment for bank note..........................................................................         (1,000)            --
 Principal payments on capital leases...........................................................           (540)           (64)
                                                                                                       --------        -------

 Net cash provided by financing activities......................................................        128,683          3,947
                                                                                                       --------        -------
Increase in cash................................................................................         73,303          1,010
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................................          9,060            264
                                                                                                       --------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................................       $ 82,363        $ 1,274
                                                                                                       ========        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest.........................................................................       $     43        $    66
                                                                                                       ========        =======

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Equipment purchased under capital lease........................................................       $  1,498        $   562
                                                                                                       ========        =======
 Accretion on redeemable preferred stock........................................................       $  1,049        $   639
                                                                                                       ========        =======
 Common stock issued for note receivable........................................................       $    135        $    --
                                                                                                       ========        =======
 Deferred compensation related to stock options.................................................       $  1,133        $   745
                                                                                                       ========        =======
 Conversion of preferred stock into common stock................................................       $ 26,202        $    --
                                                                                                       ========        =======
 Unrealized loss on available-for-sale securities...............................................       $    283        $    --
                                                                                                       ========        =======

            See Notes to Unaudited Condensed Financial Statements.

                             VICINITY CORPORATION

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 1 - Presentation of Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, all significant adjustments that are normal, recurring in nature and necessary for a fair presentation of the financial position and results of the operations of the Company, have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year. Certain previously reported amounts have been reclassified to conform to the current presentation format. The unaudited information should be read in conjunction with the Company's audited financial statements included in the Company's registration statement on Form S-1 declared effective by the Securities and Exchange Commission on February 8, 2000.

Note 2 - Summary of Significant Accounting Policies

(a) Cash, Cash Equivalents and Short-Term Investments. The Company considers all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company considers investments with original maturities of more than three months but less than one year at the date of acquisition to be short-term investments. Where the original maturity is more than one year, the investments are classified as short-term as the Company's intention is to convert them into cash for operations as needed. Short-term investments are classified as available-for-sale and are carried at fair value.

(b) Securities Available-for-Sale. Marketable equity securities and debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income. Through April 30, 2000, the Company has not realized significant gains or losses on the sale of available-for-sale marketable securities.

(c) Fair value of Financial Instruments. Fair values of cash, cash equivalents and short-term investments are based on quoted market prices.

(d) Per Share Computations. Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common and, when dilutive, potential common equivalent shares outstanding during the period. Common equivalent shares include the effect of outstanding redeemable convertible preferred stock, warrants and stock options. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would be anti-dilutive.

Diluted net loss per share does not include the effect of the following anti-dilutive common equivalent shares (in thousands):

                                                            Three months ended                Nine months ended
                                                                 April 30,                        April 30,
                                                          2000             1999              2000           1999
                                                       ----------       ----------        ----------     ----------
Stock options                                              2,095            3,222             2,095          3,222
Shares of common stock subject to repurchase               1,298               25             1,298             25
Convertible preferred warrants                                 -              952                 -            952
Convertible preferred stock (as if converted)                  -           10,063                 -          8,763
                                                       ----------       ----------        ----------     ----------
                                                           3,393           14,262             3,393         12,962
                                                       ==========       ==========        ==========     ==========

                             VICINITY CORPORATION

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


The weighted-average exercise prices of stock options outstanding were $0.16 and $10.40 as of April 30, 1999 and 2000, respectively. The weighted-average exercise price of shares of common stock subject to repurchase was $0.11 and $0.45 as of April 30, 1999 and 2000, respectively.

(e) Stock-Based Compensation. The Company accounts for its stock-based compensation arrangements for employees using the intrinsic-value method pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation expense is recorded for the Company's stock options on the date of grant, to the extent the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for common stock. Options granted to consultants and other non-employees are considered compensatory and are accounted for at fair value pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Because the options generally vest ratably over a four year period, the service period over which compensation is accrued as a charge to expense is determined separately for each 25 percent portion of the total award, in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 (FIN 28). The result of applying FIN 28 is that approximately 52% of the unearned deferred compensation will be amortized in the first year, 27% in the second year, 15% in the third year and 6% in the fourth year following the date of grant. Stock compensation expense for the three and nine month periods ended April 30, 1999 and 2000 is distributed as follows (in thousands):


                                                        Three months ended                 Nine months ended
                                                             April 30,                          April 30,
                                                    2000                1999              2000              1999
                                                -------------       -------------     -------------     -------------
Cost of revenues                                    $    13             $     1            $    37           $    2
Product development                                      29                  --                 79               --
Sales and marketing                                     140                  25                404               26
General and administrative                              100                   3                251                4
                                                -------------       -------------     -------------     -------------
                                                    $   282             $    29            $   771           $   32
                                                =============       =============     =============    ==============

(f) Comprehensive Loss. The following table sets forth the calculation of other comprehensive loss for the three and nine-month periods ended April 30, 2000 and 1999 (in thousands):

                                                         Three months ended                 Nine months ended
                                                             April 30,                          April 30,
                                                    2000                1999              2000              1999
                                                -------------       -------------     -------------     -------------
Net loss                                              $(4,454)            $(1,490)         $(10,902)          $(3,088)
   Unrealized losses on
        available-for-sale securities                    (283)                 --              (283)               --
                                                -------------       -------------     -------------     -------------
Comprehensive loss                                    $(4,737)            $(1,490)         $(11,185)          $(3,088)
                                                =============       =============     =============     =============


Note 3 - Segment Information

During fiscal 1999, the Company adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers and geographic areas.

The Company's chief operating decision maker (CODM) is considered to be the Company's CEO. The CODM evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying financial statements. Therefore, the Company operates in a single segment for purposes of disclosure under SFAS No. 131.

The Company's revenues in fiscal 2000 have been earned from customers in the United States with the exception of approximately $416,000 for the three months ended April 30, 2000 and $748,000 for the nine months ended April 30,

                             VICINITY CORPORATION

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2000 which was earned from customers in Europe. For the nine months ended April 30, 2000, there were no revenues earned from customers in Europe. For the three months ended April 30, 2000, the Company had one customer that accounted for approximately 13% of the Company's revenues. For the nine months ended April 30, 1999, another customer accounted for approximately 13% of the Company's revenues.

All of the Company's long-lived assets are located in the United States.

Note 4 - Initial Public Offering

In February 2000, Vicinity completed its initial public offering ("IPO"), which resulted in the sale by the Company of 8,050,000 shares of common stock at $17.00 per share. The Company's net proceeds from the IPO, after deducting underwriting discounts and offering expenses, were approximately $125.9 million.

Note 5 - Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments (including derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. To date, the Company has not entered into any derivative financial instruments or hedging activities.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB No. 101), as amended by SAB No. 101A, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements; however, SAB No. 101 does not change existing literature on revenue recognition. SAB No. 101 explains the staff's general framework for interpretation of revenue recognition rules. The Company believes that its current revenue recognition policy is in compliance with this guidance; however, the Company continues to evaluate the impact, if any, of SAB No. 101 and any possible subsequent interpretations of SAB No. 101 on the Company's policies and procedures. SAB No. 101 is effective beginning the Company's fiscal quarter ending October 31, 2000.

The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" (FIN No.
44) in March 2000. The Interpretation clarifies the application of Opinion 25 for only certain issues such as the following: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its current accounting treatment for transactions involving stock compensation is in compliance with this guidance.

In March 2000, the Emerging Issues Task Force (EITF) issued EITF No. 00-2, "Accounting for Web Site Development Costs." EITF No. 00-2 establishes accounting and reporting standards for capitalization of web site development costs in accordance with Statement of Accounting Principle No. 98-1. The Company adopted EITF No. 00-2 during the fiscal quarter ended April 30, 2000. The adoption of EITF No. 00-2 did not have a material impact on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Unless the context otherwise requires, references herein to "we," "us," "the company" or "Vicinity" are to Vicinity Corporation, a Delaware corporation. References in this Report on Form 10-Q to fiscal years refer to the fiscal year of our company ended on July 31 of that year. We were incorporated as a California corporation in October 1995 and reincorporated as a Delaware corporation in January 2000. Vicinity and MapBlast! are registered marks of our company. Each trademark, trade name or service mark of any other company appearing in this Report on Form 10-Q belongs to its holder.

     References to or comparisons between the same "period" in this Form 10-Q refer to our company's three- and/or nine-month periods of the relevant fiscal year.

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

     In fiscal 1998, we grew our clients from 102 companies to 193 companies as a result of the continued concentration of our efforts on Business Finder. We continued to increase our revenues in fiscal 1998 despite the loss of our biggest customer at the time, Yahoo!. In fiscal 1999, we recruited additional key members of our management team and expanded our product offerings to include Telephone Business Finder, SiteMaker and Print Maps. Historically, we have generated substantially all of our revenues from our Web Business Finder, maps, driving directions and directory services. During recent periods, however, we have begun to generate significant revenue from service and transaction fees, principally project-related professional services. We have continued to grow our client base in fiscal 2000 and, as of April 30, 2000, we had approximately 336 clients.

     In February 2000, we completed our initial public offering ("IPO"). As a result, we issued 8,050,000 shares of common stock at a price of $17.00 per share and received approximately $125.9 million in cash, net of underwriting discounts and other offering costs.

     We have not achieved profitability on a quarterly or annual basis and expect to continue to incur net losses for the foreseeable future. We anticipate incurring significant sales and marketing, product development and administrative expenses as we continue to expand our product offerings and attempt to build our customer base.

Results of Operations

     License and hosting fees. Revenue from license and hosting fees is recognized in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition. As such, this revenue is recognized ratably over the life of the contracts, which typically have one-year, non-refundable terms.

     For the three-month period ended April 30, 2000, we recognized $2.9 million of license and hosting fees revenue, an increase of $1.6 million, or 117%, compared to $1.3 million for the three-month period ended April 30, 1999. For the nine-month period ended April 30, 2000, license and hosting fees revenue increased $3.7 million, or 95%, to $7.7 million from $3.9 million for the comparable period in fiscal 1999. The increases in license and hosting fees revenue for both the three- and nine-month periods ended April 30, 2000 were generally attributable to growth in our customer base due to increased market acceptance and, specifically, to growth in demand for our Business Finder products.

     Deferred revenue consists of customer payments received and accounts receivable recorded in advance of recognizing revenue for license and hosting revenues. Deferred revenue as of April 30, 2000 was $6.3 million, compared to $5.0 million as of July 31, 1999, representing an increase of $1.3 million, or 26%.

     Service and transaction fees. Revenue from service and transaction fees consists of revenue generated from project-related professional services and, to a lesser degree, from advertising, sponsorship and e-commerce transactions. This revenue is recognized as the services are performed. For the fiscal quarter ended April 30, 2000, we recognized $1.4 million of service and transaction fees revenue, an increase of $1.3 million from $0.1 million for the fiscal quarter ended April 30, 1999. For the nine-month period ended April 30, 2000, service and transaction fees revenue increased $2.1 million, or 516%, to $2.5 million from $0.4 million for the comparable period in fiscal 1999. The increases in service and transaction fees revenue for both the three- and nine-month periods ended April 30, 2000 primarily reflect the increase in service agreements that involve the customization of our applications for customer-specific needs.

     Cost of revenues. Cost of revenues include salaries and benefits of our operations personnel, the cost of acquiring data and content, leasing and depreciation costs for our computer hosting equipment and Internet connection and data center charges. Cost of revenues increased $1.5 million, or 146%, to $2.5 million for the three-month period ended April 30, 2000 compared to $1.0 million for the three-month period ended April 30, 1999. For the nine-month period ended April 30, 2000, cost of revenues increased $3.4 million, or 120%, to $6.2 million from $2.8 million for the comparable period in fiscal 1999. The increases in cost of revenues are attributable to increases in headcount to support our business growth, increases in equipment costs related to the expansion of our data centers and increases in content fees as a result of additions to our set of content providers.

     Product development. Product development expense consists primarily of salaries and benefits, consulting expenses and equipment costs. Product development expense increased $0.5 million, or 106%, to $0.9 million for the three-month period ended April 30, 2000 from $0.4 million for the fiscal quarter ended April 30, 1999. For the nine-month period ended April 30, 2000, product development expense increased $1.2 million, or 100%, to $2.3 million from $1.2 million for the comparable period in fiscal 1999. These increases were primarily attributable to increases in personnel and personnel-related costs due to our expanded product offerings.

     Sales and marketing. Sales and marketing expense consists primarily of salaries, commissions, promotion costs, advertising and travel-related expenses. Sales and marketing expense increased $4.2 million, or 433%, to $5.2 million for the fiscal quarter ended April 30, 2000 from $1.0 million for the fiscal quarter ended April 30, 1999. For the nine-month period ended April 30, 2000, sales and marketing expense increased $8.1 million, or 379%, to $10.3 million from $2.1 million for the comparable period in fiscal 1999. These increases were primarily attributable to increases in personnel, personnel-related costs, promotion and advertising to support our expanded sales and marketing efforts. We expect our sales and marketing expense to continue to increase, but at a slower rate, as a result of the expansion of our sales and marketing efforts both domestically and internationally.

     General and administrative. General and administrative expense consists primarily of salaries and related costs for our executive, administrative, finance and human resources personnel as well as accounting, legal and other professional fees. General and administrative expense increased $1.0 million, or 230%, to $1.5 million for the fiscal quarter ended April 30, 2000 from $0.5 million for the fiscal quarter ended April 30, 1999. For the nine-month period ended April 30, 2000, general and administrative expense increased $1.9 million, or 157%, to $3.2 million from $1.2 million for the comparable period in fiscal 1999. These increases were primarily attributable to an increase in personnel and personnel-related costs to support and grow our business as well as to support the requirements related to the operation of our company as a publicly-traded company. We expect general and administrative expenses to grow moderately as additional personnel are hired and additional expenses are incurred in connection with the growth of our business and our operation as a public company.

     Stock-based compensation. As of April 30, 2000, we had recorded deferred stock-based compensation expense aggregating $2.3 million in stockholders' equity (deficit) for the difference at the date of grant between the exercise price and the fair value of the common stock underlying stock options granted in fiscal 1999 and the first two quarters of fiscal 2000. Of this amount, we recognized as expense a total of $0.2 million for fiscal 1999 and $0.3 million and $0.8 million for the three- and nine-month periods ended April 30, 2000, respectively. In addition, we expect to recognize as expense $0.2 million for the remainder of fiscal 2000, $0.6 million for fiscal 2001 and $0.5 million thereafter.

Liquidity and Capital Resources

                                                                As of or for the               As of or for the
                                                               Three Months Ended              Nine Months Ended
                                                                   April 30,                        April 30,
                                                            ------------------------         ------------------------
                                                                2000         1999                2000         1999
                                                            -----------   ----------         -----------   ----------
                                                                             (Dollars in Millions)
Cash, cash equivalents and short-term investments           $     127.4   $      1.3         $     127.4   $      1.3
Working capital (deficit)                                   $     120.1   $     (1.9)        $     120.1   $     (1.9)
Cash used for operations                                    $      (0.8)  $     (1.2)        $      (6.6)  $     (2.8)
Cash used for investment activities                         $     (47.7)  $     (0.1)        $     (48.8)  $     (0.1)
Cash provided by financing activities                       $     125.8   $      0.1         $     128.7   $      3.9


     In February 2000, we completed our IPO and, as a result, issued 8,050,000 shares of common stock at a price of $17.00 per share. We received approximately $125.9 million in cash from our IPO, net of underwriting discounts and other offering costs. We intend to use these proceeds to expand our sales and marketing efforts to expand our international business, to develop new technologies and products and improve our technology infrastructure and to use the balance of the proceeds for working capital and other general corporate purposes. Pending this use, we have invested these proceeds in interest-bearing securities, primarily government securities, municipal bonds, time deposits, Eurodollar deposits, certificates of deposit with approved financial institutions, commercial paper rated A-1/P-1/F-1, corporate notes and bonds and other money market instruments of similar liquidity and credit quality.

     Cash used in operating activities was $0.8 million and $6.6 million for the quarter and nine months ended April 30, 2000, respectively. For both the quarter and nine-month period ended April 30, 2000, cash used in operating activities was primarily a result of our net losses for the periods, partially offset by increases in our accounts payable, accrued liabilities and deferred revenue balances in excess of the growth in our operating asset balances.

     Cash used in investing activities increased to $47.7 million and $48.8 million for the quarter and nine months ended April 30, 2000, respectively, from $0.1 million used in the comparable periods of the prior fiscal year. These increases in cash used in investing activities was due in large part to the investment in available-for-sale securities of the cash we received from our IPO in February 2000. Cash used in investing activities also included capital expenditures for computers and other equipment, primarily for our data centers.

     Cash provided by financing activities increased to $125.8 million and $128.7 million for the quarter and nine months ended April 30, 2000. These increases were due primarily to net proceeds of approximately $125.9 million received as a result of our IPO.

     As part of our business strategy, we intend to invest significant amounts of capital over the next 12 to 24 months to expand our sales and marketing resources, including expanding our international business, and to develop new technologies and products and improve our technology infrastructure. This investment could be in the form of direct investment or through the formation of joint ventures, strategic partnerships or similar arrangements.

     Future capital requirements will depend upon many factors, including the rate of expansion of our sales and marketing resources and the timing and magnitude of our research and product development efforts. We expect to continue to expend significant amounts on expansion of facility infrastructure; computers and related data center equipment, as well as personnel. We believe that our cash and cash equivalents balances together with the proceeds from our IPO will be sufficient to satisfy our cash requirements for at least the next 12 to 24 months.

Risk Factors

Our business is difficult to evaluate because we have a limited operating history and have been focused on our current business strategy for only approximately three years.

     Our company was founded in October 1995, and our initial revenues were derived from providing maps, driving directions and directory services. Not only is our operating history short, but we also refocused our business strategy on our Business Finder service in early 1997. Accordingly, we have a limited operating history from which you can evaluate our present business and future prospects. As a relatively new entrant to the Internet-based marketing services business, we face risks and uncertainties relating to our ability to implement our business plan successfully. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the Internet. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, financial condition and prospects will be materially adversely affected.

We have a history of losses and negative cash flows and anticipate continued net losses because we intend to continue to invest in developing our business.

     We have not generated enough revenues to exceed the substantial amounts we have spent to develop our business. We incurred net losses of approximately $10.9 million for the nine months ended April 30, 2000, $5.5 million for fiscal 1999, $2.5 million for fiscal 1998 and $6.2 million for fiscal 1997. We expect to continue to lose money for the foreseeable future because we plan to continue to incur significant expenses as we expand our sales and marketing resources, including expanding our business in Europe and Asia, and develop new technologies and products and improve our technology infrastructure. Moreover, we base current and future expense levels on our operating plans and our estimates of future revenues. If our revenues grow at a slower rate than we anticipate, or if our spending exceeds our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to achieve profitability. If we do achieve profitability, we may be unable in the future to sustain or increase profitability on a quarterly or annual basis.

Our business is subject to quarterly fluctuations in operating results, which may negatively impact the price of our common stock.

     You should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance. It is possible that in some future periods our quarterly operating results may fall below the expectations of public market analysts and investors. In this event, the price of our common stock is likely to fall.

     Our quarterly net loss was approximately $4.5 million for the fiscal quarter ended April 30, 2000, $3.6 million for the fiscal quarter ended January 31, 2000, $2.9 million for the fiscal quarter ended October 31, 1999, $2.4 million for the fiscal quarter ended July 31, 1999, $1.5 million for the fiscal quarter ended April 30, 1999 and $0.9 million for the fiscal quarter ended January 31, 1999. We expect to continue to incur net losses over the next several quarters as we incur expenses to expand our sales and marketing resources, including expanding our international business, and develop new technologies and products and improve our technology infrastructure. However, our quarterly operating results may fluctuate significantly in the future due to a variety of factors. These factors include the following, which are generally outside of our control:

     .  competition in the markets for our services;

     . variation in the demand for our Internet-based marketing infrastructure services and seasonal trends relating to marketing spending;

     . our ability to protect our systems from telecommunications failures, power loss or equipment or software-related system failures;

     . the availability and cost of geographic data and content from third party providers; and

     . economic conditions specific to the Internet as well as general economic and market conditions.

       Other factors that may cause our quarterly operating results to fluctuate significantly which are at least partially under our control include:

     .  the rate of new customer acquisitions;

     . whether revenues related to new customer acquisitions are recognized currently or deferred over future time periods;

     .  the timing and effectiveness of our development of new services;

     . the timing and effectiveness of potential strategic alliances or other business combinations; and

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

        The market price of our common stock has fluctuated widely and may continue to do so. For example, during the period following our IPO in February 2000 through the period ended June 1, 2000, the trading price of our common stock has ranged from a high of $76.25 per share to a low of $9.50 per share. Many factors could cause the market price of our common stock to rise and fall in the future. Some of these factors include:

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

        .   additions or departures of key personnel; and

        . other events or factors, many of which are beyond our control or only partially in our control.

     The overall financial markets have recently experienced significant price and volume fluctuations, and the market prices of technology companies, particularly Internet-related companies, have been and continue to be extremely volatile. Volatility in the price of our common stock may be caused by factors outside of our control and may be unrelated or disproportionate to our operating results. In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against that company. Securities class action litigation could result in substantial costs and a diversion of our management's attention and resources.

If demand for Internet-based marketing services fails to develop or develops more slowly than we expect, we may not generate sufficient revenues to achieve profitability.

      Our future success is highly dependent on an increase in the use of the Internet as a marketing medium. If significant demand for Internet-based marketing services fails to develop or develops more slowly than we expect, we may not generate sufficient revenues to achieve profitability. The market for Internet-based marketing services is new and rapidly evolving, and it cannot yet be compared with traditional marketing media to gauge its effectiveness. Companies that have historically relied on traditional marketing methods may be reluctant or slow to adopt online marketing. As a result, demand and market acceptance for Internet-based marketing solutions cannot yet be determined. Many of our current and potential clients have little or no experience using the Internet for marketing purposes and may allocate only a limited portion of their marketing budgets to the Internet. Companies that have invested substantial resources in traditional methods of marketing may be reluctant to reallocate those resources to online marketing. In addition, companies that have invested a significant portion of their marketing budget in online marketing may decide after a time to return to more traditional methods if they find that online marketing is a less effective method of promoting their products and services than traditional marketing methods.

We will continue to dedicate significant resources toward developing new clients internationally; any success in these efforts may prove not to have been worth the associated expense.

      Our current business plan includes expanding internationally. To date, we have limited experience in marketing our services internationally, and we cannot predict our success in these international markets. In order to expand overseas, we intend to enter into relationships with foreign businesses, and we cannot predict whether those relationships will be successful. Our plans to expand internationally are subject to inherent risks, including:

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

      Historically, we have derived most of our revenues from our Web Business Finder, maps, driving directions and directory services, which represented approximately 68% of our revenues in the nine months ended April 30, 2000, 86% of our revenues in fiscal 1999 and 91% of our revenues in fiscal 1998. Our results of operations would be materially and adversely affected by a reduction in demand or a change in the pricing structure for these services, unless and until we are able to generate revenue from other services.

We have relied on our ability to sell existing customers additional services to generate revenue and the continued growth of our business depends on our ability to continue to do so in the future.

     Much of our past sales growth is the result of selling additional services to existing clients. Our growth strategy depends on the introduction of new services that we hope to sell to our existing clients. We may not develop any of these new services in a cost-effective and timely manner, and we have insufficient experience with these new service offerings to know whether they will be well received by our clients. Any new service we introduce that is not favorably received could damage our relationships with our clients. If our existing clients decide to maintain their current level of service and not upgrade to additional services, we might fall short of our projected sales and would have to cultivate other sales opportunities, which might be expensive and might not materialize.

We may be unable to maintain our current pricing structure because our business is changing rapidly as are the services that we provide.

     Our current business model is to provide marketing infrastructure services to our business clients. We may not achieve an acceptable level of profitability, or become profitable at all, if our clients' marketing executives do not perceive that the use of our services will improve the effectiveness of their marketing efforts or if they are otherwise unable to generate a significant return on investment from using our services. Internet-based marketing services are relatively new and unproven and may not achieve widespread customer acceptance. To be successful, we must adapt to our rapidly changing market by continually enhancing the technologies used in our services and introducing new technology to address the changing needs of our clients. Under our current pricing structure, clients pay for most of our services through set-up and annual fees. There is a risk that competition with respect to the services we provide will eventually result in very low prices for our services. If we are unable to maintain an adequate pricing structure, we will not generate sufficient revenues to achieve and maintain profitability.

Our business is dependent on the continuous, reliable and secure operation of our databases and the related services that we provide, and a system failure could negatively impact our business.

     Our operations are dependent on our ability to maintain our databases, servers and communications equipment in effective working order and to protect them from fire, natural disaster, sabotage, power loss, telecommunications failure, human error or similar events. Although we currently maintain two geographically dispersed data centers, a system failure or natural disaster could significantly disrupt our operations. Any system failure, including a network, software or hardware failure, that causes an interruption in the performance of our services or a decrease in responsiveness of our services could result in lost clients, reduced revenue and harm to our reputation. Despite the implementation of security measures and standard operating procedures, our infrastructure may also be vulnerable to computer viruses, hackers, human error or similar problems caused by our employees, clients or Internet users. A party who is able to circumvent our security measures could misappropriate proprietary database information or cause interruptions in our operations. As a result, we may be required to expend significant capital and other resources to help protect against, or to alleviate problems caused by, these security breaches. Our insurance may not adequately compensate us for any losses that may occur due to any failure in our system or interruption in our service. In addition, the growth of our business may strain the capacity of our servers and telecommunications systems. If we are unable or otherwise fail to maintain or upgrade our systems, they could fail or suffer degradation in performance. Any damage, failure or delay that causes significant interruption in our databases or other systems would adversely affect our operating results and could cause the price of our common stock to decline.

Our current business plan depends in significant part on third party relationships, many of which are short-term or terminable.

     We presently rely on our strategic partners to provide key services, marketing opportunities, technologies, clients and users. These arrangements can be terminated by our partners in some circumstances. If our relationships with our strategic partners were terminated, we would have to adapt our operations or business plan, which may take time and may interrupt the provision of the affected services. In addition, if we do not establish additional, and maintain existing, strategic relationships on commercially reasonable terms or if our strategic relationships do not result in an increase in the number of users of our services, we may be unable to continue to offer existing products or to develop new products and we may not experience a significant portion of the anticipated growth in our clients and the number of end-users of our services. As a result, we may not generate sufficient revenues to achieve profitability, and the price of our common stock is likely to fall. Finally, new strategic relationships that are entered into may prove difficult to implement and may fail to provide some or all of the anticipated benefits.

We are dependent on a limited number of third parties for a significant portion of our geographic data.

     Most of our services rely on the availability and accuracy of geographic data. We have licensed a significant portion of our geographic data from a limited number of sources through non-exclusive, short-term contractual arrangements. If any of these third parties were to merge with or be acquired by another company, the number of sources providing this geographic data could be further reduced. Given the short terms of our geographic data licenses, we will have to renegotiate our contracts in the foreseeable future, which may result in contractual terms that are not as favorable to us as our existing data licenses. If we cannot maintain these data licenses or any other third-party license arrangement on commercially reasonable terms, the scope and quality of our services may suffer.

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

     In order to execute our business plan, our company has grown significantly. The number of our employees grew from 49 as of October 31, 1998 to 186 as of April 30, 2000. This growth has placed, and our anticipated future growth combined with the requirements we will face as a public company will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our technical, finance, sales and marketing groups.

We will not be able to execute our business plan if we cannot increase our direct and indirect sales channels.

     We will need to expand substantially our direct and indirect sales operations, both domestically and internationally, in order to increase market awareness and sales of our products. Our services require a sophisticated sales effort targeted at several people within our prospective clients' organizations. We have recently expanded our direct sales force and plan to hire additional sales personnel. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. In addition, we believe that our future success is dependent upon establishing and maintaining productive relationships with a variety of distribution partners, resellers, and joint marketing partners. We cannot be sure that we will be successful in signing up desired partners or that our partners will devote adequate resources or have the technical and other sales capabilities to sell our products.

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

     We may acquire or make investments in complementary businesses, technologies, services or products, or enter into strategic partnerships with parties who can provide access to those assets, if appropriate opportunities arise. From time to time we have had discussions and negotiations with companies regarding our acquiring, investing in or partnering with their businesses, products, services or technologies, and we regularly engage in these discussions and negotiations in the ordinary course of our business. Some of those discussions also contemplate the other party making an investment in our company or a subsidiary of our company. We may not identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates, we may not complete those transactions on commercially acceptable terms or at all. If we acquire another company, we could have difficulty in assimilating that company's personnel, operations, technology and software. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in integrating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would dilute the ownership interests of the holders of our common stock.

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

     The future success of a number of our services is dependent in large part on an increase in the use of the Internet for business transactions with consumers and on the increased use of the Internet by consumers to locate our clients' products. The electronic commerce market is new and rapidly evolving and the extent of consumer acceptance of the Internet cannot yet be determined. If a sufficiently broad base of consumers do not accept the use of the Internet for transacting business or do not use the Internet to locate our clients' products, our business, financial condition and results of operations could be materially and adversely affected.

If we fail to protect our intellectual property rights or face a claim of intellectual property infringement by a third-party, we could lose our intellectual property rights or be liable for significant damages.

     Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Our employees are generally required to execute confidentiality and assignment agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with strategic partners, we generally require that these parties enter into a non-disclosure agreement. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties' respective rights and obligations include provisions for the protection of our intellectual property rights. Our failure to enter into these agreements when appropriate or our inability to enforce our rights under one or more of these agreements could jeopardize our ability to protect our intellectual property. This could materially and adversely affect our business.

     We have applied for registration of a number of service marks and trademarks, including "Vicinity," "Vicinity Business Finder," "Vicinity BrandFinder" and "MapBlast!," in the United States and in other countries, and will seek to register additional service marks and trademarks, as appropriate. We may be unsuccessful in obtaining the service marks and trademarks for which we have applied. We may not be granted certain patents with respect to our technology, and any patent that is granted may be challenged or invalidated. We may not develop proprietary products or technologies that are patentable, and any issued patent may not provide us with any competitive advantages or withstand challenges by third parties. In addition, the patents of others may adversely affect our ability to conduct our business. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and we do not currently have any patents or patent applications pending in any foreign country. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology or duplicate our products or design around patents issued to us or our other intellectual property rights. Our failure to protect our proprietary rights adequately or our competitors' successful duplication of our technology could harm our operating results and cause the price of our common stock to decline.

Litigation over intellectual property rights could disrupt or otherwise have a negative impact on our business.

     There has been frequent litigation in the computer industry regarding intellectual property rights. We have in the past been subject to claims regarding the alleged intellectual property rights of third parties. In fiscal 1999, we entered into a settlement agreement and agreed to pay $441,000 for a patent license with respect to an intellectual property rights claim. Third parties may make additional claims of infringement by us with respect to current or future products, trademarks or other proprietary rights. These claims could be time-consuming, result in costly litigation, divert our management's attention, cause product or service release delays, require us to redesign our products or services or require us to enter into costly royalty or licensing agreements.

Privacy concerns may adversely affect our ability to implement our Internet solutions.

     Web sites and Internet ad servers typically place a small file commonly known as a "cookie" on a user's hard drive, generally without the user's knowledge or consent. We may introduce services or features that are dependent on the use of cookies to collect, sort and analyze information about Internet users. Most currently available Internet browsers allow users to modify their browser settings to prevent cookies from being stored on their hard drive or to delete cookies at any time. In addition, some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies and the Federal Trade Commission is investigating these issues in response to recent publicity regarding Internet advertising companies. The effectiveness of future services could be limited by a significant reduction or limitation in the use of cookies. In addition, privacy concerns may cause some Web users to be less likely to visit Web sites that use cookies. If enough Web users choose not to visit sites that use cookies, our ability to sell our services or features that are dependent on the use of cookies would be adversely affected and could require us to alter or adjust our business practices.

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

     We may need to raise additional funds in the future in order to implement our business plan, to fund more aggressive marketing programs or to acquire complementary businesses, technologies or services. Any required additional financing may be unavailable on terms favorable to us, or at all. If we raise additional funds by issuing equity securities, you may experience significant dilution of your ownership interest and these securities may have rights senior to those of the holders of our common stock. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, develop or enhance our services, take advantage of business opportunities or respond to competitive pressures.


The large number of shares eligible for public sale after our IPO could cause our stock price to decline.

     In February 2000, we issued 8,050,000 shares of common stock pursuant to our IPO. These shares are freely tradable with the exception of those shares purchased by our affiliates. We had an aggregate of approximately 28.1 million shares of our common stock outstanding as of June 1, 2000, which includes the shares sold in our IPO. Of the remaining shares, approximately 18.5 million are subject to underwriter lock-up agreements which terminate on August 8, 2000 unless released earlier by the lead underwriter. The remaining shares may be sold only pursuant to a registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act. The market price of our common stock could decline as a result of the sales of a large number of these shares or the perception that sales could occur. In addition, the large number of shares eligible for sale may make it more difficult for us to sell common stock in the future at a time and at a price that we deem appropriate.

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

     Provisions of our Certificate of Incorporation and Bylaws eliminate the right of stockholders to act by written consent without a meeting, eliminate the right of stockholders to call a special meeting of stockholders, specify procedures for nominating directors and submitting proposals for consideration at stockholder meetings and provide for a staggered Board of Directors, so that no more than approximately one-third of our directors could be replaced each year and it would take three successive annual meetings to replace all directors. These provisions are intended to enhance the likelihood of continuity and stability in the composition of our Board of Directors and in the policies formulated by our Board of Directors and to discourage some transactions that may involve an actual or threatened change of control of our company. These provisions are designed to reduce the vulnerability of our company to an unsolicited acquisition proposal and, accordingly, could discourage potential acquisition proposals and delay or prevent a change in control of our company. These provisions are also intended to discourage tactics that may be used in proxy fights but could, however, have the effect of discouraging others from making tender offers for our common stock and, consequently, may also inhibit fluctuations in the market price of our common stock that could result from actual or rumored takeover attempts. These provisions may also have the effect of preventing changes in the management of our company.

Many corporate actions will be controlled by officers, directors and affiliated entities regardless of the opposition of other investors or the desire of other investors to pursue an alternative course of action.

     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own a significant percentage of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

     The primary objective of our investment activities is to preserve principal and assure sufficient liquidity to meet anticipated needs, while at the same time maximizing the income we receive from our investments within such constraints. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government securities, municipal bonds, time deposits, Eurodollar deposits, certificates of deposit, commercial paper, corporate notes and bonds and other specific money market instruments. We classify our cash equivalents and short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. We classify our cash equivalents and short-term investments as "variable rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. The table below presents the amounts and related weighted interest rates of our investment portfolio at April 30, 2000:



                                  Average                   Fair
                               Interest Rate     Cost       Value
                               --------------  --------    --------
                                                 (In thousands)
Cash equivalents:
 Fixed rate..............           6.09%      $ 14,615    $ 14,579
 Variable rate...........           5.94%      $ 21,115    $ 21,108

Short-term investments:
 Fixed rate..............           6.46%      $ 45,260    $ 44,976

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     In May 1999, Eddie Babcock, a founder and former employee of our company, filed a complaint against us and several of our officers in California Superior Court for reformation of contract alleging various contract and tort causes of action and seeking declaratory relief. In his complaint, Mr. Babcock seeks, among other things, the issuance to him of at least 281,250 shares of our common stock, an unspecified amount of compensatory damages and punitive damages, plus attorneys' fees. In November 1999, the court stayed Mr. Babcock's claim and granted our motion to compel arbitration. Such arbitration is currently schedule to occur in November 2000. We plan to vigorously defend against these allegations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In February 2000, we commenced and completed a firm commitment underwritten initial public offering of 8,050,000 shares of our common stock, including 1,050,000 shares related to the underwriters' overallotment option, at a price of $17.00 per share. The shares were registered with the Securities and Exchange Commission pursuant to a Registration Statement on Form S-1 (File No. 333- 90253), which was declared effective on February 8, 2000. The public offering was underwritten by a syndicate of underwriters led by J.P. Morgan & Co., Bear, Stearns & Co. Inc. and U.S. Bancorp Piper Jaffray as their representatives. After deducting underwriting discounts and expenses, we received net proceeds of $125.9 million.

     As of March 7, 2000 we had invested the net proceeds from our initial public offering in high quality interest bearing investments in order to meet anticipated cash needs for future working capital. The use of proceeds from the offering does not represent a material change in the use of proceeds described in our Registration Statement on Form S-1 (File No. 333-90253). None of the net proceeds of the offering were paid directly or indirectly to any director or officer of Vicinity Corporation, persons owning 10% or more of any class of our equity securities or any of our affiliates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

The following exhibits are included as part of this Report:

Exhibit
   No.    Description of Exhibit
--------  ----------------------

   10.1 Lease Agreement, dated February 25, 2000, by and between Vicinity Corporation and San Aleso, LLC.

   10.2 Second Amendment to Security Agreement, dated April 1, 2000, by and between Vicinity Corporation and Emerick M. Woods.

   10.3 Offer of Employment Letter, dated January 15, 2000, by and between Vicinity Corporation and Howard A. Bain III.

   27.1   Financial Data Schedule for the nine months ended April 30,
2000.

(b) Reports on Form 8-K:

None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             VICINITY CORPORATION
                                             Registrant


Dated: June 13, 2000              By: /s/ EMERICK WOODS
                                      ------------------------------------------
                                         Emerick Woods
                                         President and Chief Executive Officer

Dated: June 13, 2000              By: /s/ HOWARD A. BAIN III
                                      ------------------------------------------
                                         Howard A. Bain III
                                         Executive Vice President and
                                         Chief Financial Officer