Form 10-K
period 2000-07-31
VICINITY CORP
filed 2000-10-27
CIK 1029784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2000

                                       OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the transition period from      to      .


                        COMMISSION FILE NUMBER: 000-29365

                              VICINITY CORPORATION
             (Exact name of Registrant as Specified in its Charter)

                   DELAWARE                            77-0414631
         (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)


                              370 SAN ALESO AVENUE
                           SUNNYVALE, CALIFORNIA 94085
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 543-3000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2000 based on the closing sales price of the Company's Common Stock, as reported on The Nasdaq National Market, was approximately $157,122,000. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of Common Stock, par value $0.001 per share, of Vicinity Corporation outstanding as of September 30, 2000 was 28,198,214.

    Portions of the Proxy Statement for the annual stockholders' meeting are incorporated by reference into Part II and Part III.

                              VICINITY CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                                                                                                   PAGE
                                                                                                                   ----
PART I  1
    ITEM 1.     BUSINESS.............................................................................................1
    ITEM 2.     PROPERTIES..........................................................................................12
    ITEM 3.     LEGAL PROCEEDINGS...................................................................................12
    ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................13

PART II.............................................................................................................13
    ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS.............................................................................13
    ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA................................................................13
    ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.............................................................14
    ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................30
    ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................30
    ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE.............................................................30

PART III............................................................................................................30
    ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.......................................................30
    ITEM 11.   EXECUTIVE COMPENSATION...............................................................................30
    ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................................30
    ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................30

PART IV.............................................................................................................31
    ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.......................................31



CERTAIN DEFINED TERMS

      Unless the context otherwise requires, references herein to "we," "us," "the company" or "Vicinity" are to Vicinity Corporation, a Delaware corporation. References in this Annual Report to fiscal years refer to the fiscal year of our company ended on July 31 of that year. We were incorporated as a California corporation in October 1995 and reincorporated as a Delaware corporation in January 2000. Vicinity-Registered Trademark-, MapBlast!-Registered Trademark- and GeoSearch-Registered Trademark- are registered marks of our company. Each trademaRK, trade name or service mark of any other company appearing in this Annual Report belongs to its holder.

FORWARD LOOKING STATEMENTS

      The statements contained in this Annual Report that are not historical facts may be deemed to contain forward-looking statements. Such statements are indicated by words or phrases such as "anticipate," "estimate," "projects," "believes," "intends," "expects" and similar words and phrases. Actual results may differ materially from those expressed or implied in any forward-looking statement as a result of certain risks and uncertainties, including, without limitation, the risks and uncertainties detailed herein under "Item 7. Mangement's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results" and in our other filings with the Securities and Exchange Commission. We disclaim any obligation to update any of the forward-looking statements contained herein to reflect future events or developments.

                               PART I

ITEM 1.  BUSINESS

OVERVIEW

      We are a leading provider of marketing infrastructure services for Global 2000 branded companies on the Internet and on wireless platforms. We use our expertise in designing and maintaining complex spatial databases to provide a suite of Internet-based marketing infrastructure services, ranging from store locators for clients with a few hundred locations to the design and maintenance of complex, multi-attribute databases for clients with millions of product records that include information such as regularly stocked products and current promotional offers.

      By providing marketing services through our unique distribution network of Internet, wireless and wireline channels, we seek to generate high quality leads, store visits and incremental sales for our brick-and-mortar customers. Our clicks-and-mortar solution, available in 18 countries and in 10 languages, enables our customers to direct consumers searching for a specific product or service to the nearest brick-and-mortar store that carries that product or service. Our customers include FedEx, Ford, General Motors, Hilton Hotels, Marriott, McDonald's, NEC, Pizza Hut, Starbucks, Starwood Hotels, Taco Bell, Toyota, Levi Strauss and United Parcel Service.

      Historically, we have generated substantially all of our revenues from our Web Business Finder, maps, driving directions and directory services. During recent fiscal quarters, however, we have begun to generate significant revenue from service and transaction fees, principally project-related professional services.

      During fiscal 2000, we expanded our operations into Europe. During the latter part of our fiscal third quarter, and the early part of our fiscal fourth quarter, we opened sales offices in France, Germany and the United Kingdom. We earned approximately 9% of our revenue internationally during fiscal 2000 and we expect that an increased percentage of our revenue will be derived from international sources during fiscal 2001 as a result of our recent international expansion.

      We are currently focusing our efforts on expanding our BrandFinder service and building a distribution platform to enable unique lead generation opportunities for our customers. In conjunction with these efforts, we began syndicating MapBlast! and BrandFinder and expect to emphasize this approach over the option of building MapBlast! -located at www.mapblast.com- as a unique business to consumer destination site. We believe that MapBlast! provides unique value to our company by offering both lead-generation for our brands as well as a branded platform for syndicating our content. Increasingly, we expect to place more emphasis on the Vicinity Network in order to utilize it as a syndicated platform on which we can deliver traffic, high quality leads and incremental sales opportunities for our brick-and-mortar clients through the Web, wireless and broadband channels.

INDUSTRY BACKGROUND

      The Internet is a very important element in commerce. Together with other relatively new communications mediums such as wireless telephones and other wireless devices, the Internet is reshaping the way consumers and businesses obtain and disseminate information, purchase goods and transact business. People frequently go online to research products for possible purchase. According to Jupiter Communications, an industry research firm, 72% of Internet users use the Web to research products and services, with only electronic mail and search engines attracting a higher percentage of Internet users. In response, consumer products companies and national chains have established Web sites to promote their brands. This has resulted in a proliferation of Web sites where businesses provide information, market goods and services, and conduct business.

      While retailers are increasingly focusing attention on the Internet, the overwhelming majority of consumer spending still occurs in traditional brick-and-mortar locations. We believe the reasons for consumers' continuing preference for "real world" shopping include the ability to physically inspect and compare products, the possibility of same-day fulfillment and the relative ease with which products can be returned to the store where purchased. In addition, many merchants, such as restaurants, hotels and gas stations, offer goods and services that cannot be provided online. These merchants require customers to visit a physical location to complete a transaction.

      The challenge for retailers and consumer product companies is to find compelling ways to direct consumers researching products online to the nearest brick-and-mortar store where they can complete a purchase. Advocates of integrating a retailer's online presence with its real world presence have dubbed this approach "clicks-and-mortar." One clicks-and-mortar strategy for a retailer is to provide product information to potential customers online and then direct those customers to convenient store locations that carry a desired product. Existing consumer awareness of national brands and traditional off-line marketing and advertising efforts already combine to direct consumers to the Web sites maintained by these companies. Once on a brand's Web site, consumers can be motivated to make a purchase and, if a consumer prefers to transact business off-line, directed to the nearest store carrying the brand's products. In many cases, retailers prefer that transactions be completed in physical stores where shoppers can be exposed to other product offerings.

OUR SOLUTION

      We provide a suite of Internet-based marketing infrastructure services to our business clients. We host our clients' store location and product information and deliver that information to potential customers on demand over the Internet, land-line telephones, wireless telephones or other wireless devices. Using our services, our clients are able to direct potential customers to the nearest store location, introduce those consumers to local retailers through store-specific Web sites, display product and product availability information and provide a timely incentive to motivate potential customers to make a purchase.

      Our services provide the necessary infrastructure for companies to exploit the growing potential of Internet marketing while leveraging their real world presence. Our Internet-based marketing infrastructure services link traditional off-line marketing programs, such as advertising and direct mail, to online Web marketing initiatives.

      Our services offer the following features and benefits to our clients:

      CLICKS-AND-MORTAR SOLUTION. Our services provide our clients a means of directing online consumers who are interested in purchasing our clients' products to local brick-and-mortar stores where the overwhelming majority of transactions still occur.

      EXPANDED LEAD GENERATION. Our services extend the reach of our clients' Internet presence by providing a link through major portals and search engines to consumers using the Internet to research products and services prior to making a purchase decision.

      MULTIPLE PLATFORM ACCESS. Our services enable potential customers to access information regarding our clients' products and services not only over the Internet, but also via land-line telephones, wireless telephones and other wireless devices, such as the Palm VII.

      LOCAL WEB MARKETING WITH BRAND INTEGRITY. Our SiteMaker product allows each of our clients' locations to create a unique Web presence and extend local store specific promotions while maintaining national brand integrity.

      COST EFFICIENT OUTSOURCED SERVICES. Our automated services provide our clients' customers with accurate and easy to use location and product availability information on demand 24 hours per day, seven days per week.

      RAPID DEPLOYMENT. We are able to deploy our clicks-and-mortar infrastructure solutions in an average of three to four weeks.

      REPORTING AND FEEDBACK. Our record keeping and reporting features allow our clients to refine their online marketing approach and effectively coordinate and evaluate off-line marketing efforts.

      Finally, our location and product information provide consumers researching products and services with the information that they need to choose the most convenient means of purchasing goods or services.

STRATEGY

  Key elements of our business strategy include:

  EXPAND OUR CLIENT BASE. We currently target large companies with established consumer brands that offer their products or services in multiple locations. Our sales channels include our direct sales force and our international channel partners. We intend to expand our direct sales force and our network of channel partners both to refer business to us and to sell our services under private-label arrangements. We will also continue to maintain strong relationships with advertising, promotional and Web marketing agencies that often incorporate our services into the projects they manage for their clients.

  CONTINUE TO DEVELOP RELATIONSHIPS WITH STRATEGIC PARTNERS. Our technology expertise and strong customer base have allowed us to attract numerous partners with whom we have agreed to co-develop and co-market new products and services. We have entered into agreements with several leading wireless carriers to provide versions of our BrandFinder service on Internet-enabled wireless telephones. These and other partnerships extend our clients' Web presence beyond their Web sites by allowing product searches on portals and via Internet-enabled wireless devices to return local stores that carry our clients' products. We intend to continue to identify and develop mutually beneficial partnerships with search engines, portals, wireless data providers and other strategic partners.

  EXPAND INTERNATIONAL PRESENCE. Our multinational clients have reacted to the world-wide growth in Internet use by requesting application of our services in markets outside the United States. We are responding to these requests by making our services available in markets that support the widespread consumer use of Internet and wireless devices. We launched our services in Europe in June 1999 and currently have offices in the United Kingdom, France and Germany. We expect that Europe will continue to precede the United States both in deployment and market acceptance of wireless product offerings, including products such as Wireless Business Finder and BrandFinder.

  EXPAND PRODUCT OFFERINGS. Through internal product development and through partnerships, we have implemented services that deliver our clients' data to potential customers through landline and wireless telephones and through Internet-enabled wireless devices such as the Palm VII and WAP telephones. We intend to continue to develop additional products and services, tailored to the needs of large multi-location retailers and service companies by enhancing our technology, delivering localized content, expanding our directory services and offering effective data management capabilities. We intend to continue to develop new products internally and to build partnerships and work closely with manufacturers of smart phones, in-car devices, broadband service providers and other new devices to offer our clients' data across any capable device or platform.

  DEVELOP TRANSACTIONAL REVENUE MODEL. Historically, we have generated most of our revenue through annual license fees charged to our clients for hosting and delivery services principally related to our Business Finder applications. We are currently offering distribution of this same data, on behalf of our customers, across several highly trafficked

Web sites and via wireless telephones and other wireless devices.
Additionally, through our partnerships with Internet-based promotion companies, we are beginning to deploy services that generate transaction-based fees as a result of driving a consumer from a national brand's Web site to a participating local merchant's store. We can offer similar distribution arrangements for advertisers who participate in regional yellow pages listings. These initiatives are at a very early stage of development and as of the date of this Annual Report represent an insignificant portion of present revenues.

OUR SERVICES

      We provide a suite of Internet-based marketing infrastructure services to our business clients. We host our clients' store location and product information and deliver that information to potential customers on demand over the Internet, land-line telephones, wireless telephones or other wireless devices. Using our services, our clients are able to direct potential customers to the nearest store location, introduce those consumers to local retailers through store-specific Web sites, display product and product availability information and provide a timely incentive to motivate potential customers to make a purchase.

      Our services provide the necessary infrastructure for companies to exploit the growing potential of Internet marketing and mobile commerce, or mCommerce, while leveraging their real world presence. Our Internet-based marketing infrastructure services link traditional off-line marketing programs, such as advertising and direct mail, to online Web marketing initiatives.

      VICINITY BUSINESS FINDER

      Business Finder uses our proprietary proximity spatial search technology to allow a client's customers to find the store location nearest to an address input by the customer using the Internet, land line telephones, wireless telephones and other wireless devices. Because Business Finder is able to search hundreds of attributes, it can also be used to locate a specific product stocked at a retailer. For example, Levi Strauss utilizes a version of Web Business Finder to direct customers from its Web site to the nearest store that carries the product the customer is searching for, such as a specific style of Levi blue jeans. There are currently four search categories employed by Vicinity Business
Finder: proximity, attribute, keyword and custom. These different categories can be used singly or in combination with each other. While we have not yet been asked to provide the service, Business Finder is also capable of serving as a real-time outsourced inventory management system.

      We refer to our search capabilities as "boundary-less" (i.e., searches for the nearest items without regard for boundaries such as city, state, zip code, or latitude-longitude boundaries). This search methodology starts where the consumer is located and then spirals outward to find the nearest store or product selected by the consumer. We believe this methodology to be superior to other search methods because it takes into account the users' location and the density of the locations they are searching. This capability is also scalable and allows us to support the millions of queries that we receive per day. While most Business Finder applications return locations in order of proximity, some of our clients, such as Dominos Pizza, require other orderings, or require that searches respect dealer territory restrictions. Business Finder has the flexibility to handle these requirements.

      WEB BUSINESS FINDER. Web Business Finder is a private-label service incorporated into our clients' Web sites. Though the pages viewed by customers are often hosted and served by Vicinity, the end user is unaware that he has left the branded site he chose to visit. Using Web Business Finder, our clients' customers can quickly and easily obtain a listing of our clients' nearest store locations with the distance to each location provided. Web Business Finder can be customized to provide information about each location, such as its address, telephone number and hours of operation. For example, McDonald's uses this service to indicate whether a particular restaurant features a McDonald's Playland and to allow customers to locate every McDonald's location along a given route. Another client, VISX, Inc., uses our telephone and Internet services to help potential customers interested in laser vision correction to locate VISX-certified doctors within their community. Our clients have the option of including within the search results dynamic maps showing a specified number of nearby locations and customized driving directions to those locations. We currently offer Web Business Finder services in the United States, 18 European nations and in ten languages.

      TELEPHONE BUSINESS FINDER. Telephone Business Finder gives potential customers telephone access to the same database we maintain for each of our clients' Web Business Finder service. Telephone Business Finder provides street addresses automatically and is able to connect a caller directly to a store or to the client's customer service representatives. The service uses an interactive voice response system to provide automated interaction with callers. Caller identification can be used to instantly recognize the location of a caller and direct him to the nearest store locations or the service can be set to allow callers to search for stores in their locality or another area simply by entering in a zip code or telephone area code. The Wherehouse, a chain of retail music stores, is currently utilizing Telephone Business Finder. Callers dialing 1-800-WHEREHOUSE can find nearby Wherehouse locations by inputting their zip code or telephone number.

WIRELESS BUSINESS FINDER. Through our partnership with GTE Telecommunications Services, Inc., we are developing Wireless Business Finder to identify the area in which a wireless device user is located. Once operational, the caller will be automatically directed to the client location closest to his current position and, if desired, connected to that store or transferred to a customer service representative. This technology can also be used to assist human operators or to send short text messages to advanced wireless phones and other devices. Since the penetration of wireless devices currently surpasses the penetration of personal computers into U.S. households, we believe this ability to address the wireless market will be a distinct competitive advantage for participating branded merchants.

      VICINITY SITEMAKER

      With consumers increasingly turning to the Internet as their preferred source for store and product information, many retailers are beginning to realize that their stores require, in addition to physical addresses, a Web address to provide information specific to those locations, to give store managers an easy to use interface to modify their data and to report relevant usage statistics. We address this need with SiteMaker, a component of the Business Finder marketing services solution that enables individual stores within an enterprise to easily tailor their own Web presence, while allowing the corporate parent to protect its valuable brand identity. SiteMaker is designed to allow these changes to be made by any authorized person, regardless of whether he or she is knowledgeable in Internet programming languages such as HTML. Capable of including customized information such as store hours, incentives, photos, job openings and event listings for speakers and workshops, SiteMaker enables global and national enterprises to create individual and community-oriented identities while still conforming to parent company standards. SiteMaker assists a national brand to address the retail trend towards creating local community around a store brand. In October 2000, we acquired NetCreate Systems, Inc. ("NetCreate"), a privately held company located in San Diego, California. We intend to integrate NetCreate's advanced online Web generator technology into our SiteMaker offering.

      VICINITY BRANDFINDER

      BrandFinder is designed to generate "store visits" for our client base. BrandFinder is a powerful aggregation of our industry-leading unique database of product and location information that enables consumers to choose between brands to find the nearest location selling a particular product or service. Vicinity offers BrandFinder through Web portals, Internet-enabled wireless telephones and other wireless devices such as the Palm VII.

      A consumer may utilize BrandFinder in a number of ways. For example, if an individual is interested in purchasing a pair of blue jeans, he or she might start out on a partnering Internet portal by typing in a generic search request, such as "pants," or a brand-specific request, such as "Levi's." Alternatively, if the individual did not have current access to a computer, he or she could make a similar request via a Palm VII, a wireless telephone utilizing the Wireless Applications Protocol, or WAP, or through other Internet-enabled devices. With BrandFinder, users can instantly generate information on a wide array of businesses from banks and cash machines, to restaurants, gas stations and hotels.

      Once a search has been initiated, BrandFinder returns a list of the stores that carry the desired product in the area in which the individual is searching. If the consumer is online, he or she might also be presented the option to visit a local store's Web site powered by SiteMaker. On the store's local Web site, the individual might be exposed to promotional incentives from one of our partners, which, if acted on, would appear as rebates on his or her credit card statement.

      To date, we have partnered with the following Web and wireless distribution outlets for BrandFinder:

           Internet Partners: AltaVista, fodors.com, Inktomi, Lycos, NBC, Northern Light,

           Wireless Partners: AT&T, Lycos Anywhere, Nextel, OmniSky, Oracle Mobile, Palm, Verizon

      The combination of the access to a large number of shoppers and the ability to offer each of those shoppers a specific incentive to visit a client's retail location leaves us well positioned to take advantage of the explosive growth of Internet and wireless telephone usage. We link shoppers searching for their preferred brands and the brick-and-mortar stores that carry those brands.

      MAPBLAST!, SYNDICATION AND THE VICINITY NETWORK

      We operate MapBlast!, located at www.mapblast.com, a leading consumer destination site that attracts approximately two million unique users and regularly serves more than 28 million pages a month. In addition to providing interactive U.S. and European maps and driving directions, the MapBlast! Web site offers information on services and products near a user's address or travel route, lodging information and reservation capabilities, traffic reports and local points of interest. MapBlast! also provides maps and driving directions to many small businesses and several Internet portals as well as notable destination sites, including AltaVista, Deja.com, Lycos.com and RandMcNally.com. MapBlast! commerce partners include AvantGo, Barnes & Noble, Hilton Hotels and WorldRes, Inc.

      Beginning in fiscal 2000, we began making our MapBlast! and BrandFinder content available as a syndicated platform. Syndication provides another opportunity to provide lead generation for our customers by bundling our brand data with maps, driving directions and other location-based services and distributing that data across a multitude of platforms such as the Web, personal digital assistants, Internet-enabled wireless telephones, and broadband channels. Current "Vicinity Network" syndicated distribution partners include AltaVista, AT&T, DoDots, fodors.com, Lycos, NBC, OmniSky, Palm and Verizon.

      PROFESSIONAL SERVICES

      While our regular service offerings have been designed for scalability and ease of implementation, our clients frequently request special features and applications that must be custom built. In addition, we are frequently approached by companies desiring our help in the design and maintenance of large databases that incorporate geographic or location-based information. Because these projects require special skills, we have created a professional services organization within our company to manage these projects. Our professional services group seeks to apply our specialized knowledge to specific business problems and develop solutions that would be impractical for our clients to design or implement themselves. Services, for which we charge on an hourly or project basis, range from concept development and project design of clicks-and-mortar solutions to the tracking, data-mining and analysis of Internet users' online activity.

CLIENTS

      We had 371 clients as of July 31, 2000, including many of the leading names in the retail, hospitality, food and beverage, shipping, banking, automotive, technology and manufacturing industries. Our existing clients include:

Consumer Brands:   Harley-Davidson, Levi Strauss, Olympus, Tommy Hilfiger
Retailers:         Barnes & Noble, The Gap, Home Depot, Kmart, Nordstrom,
                   WalMart
Hospitality:       British Airways, Choice Hotels, Hilton Hotels, Marriott,
                   Starwood Hotels
Food and Beverage: KFC, McDonald's, Pizza Hut, Starbucks, Taco Bell
Shipping:          Airborne Express, DHL, FedEx, U-Haul, United Parcel Service
Automotive:        Ford, General Motors, Honda, Mercedes-Benz, Toyota

     Our services are sold through an in-house direct sales team and a professional services team, as well as through an outsourced telemarketing agency. We also utilize our network of channel partners to both refer business to us and to sell our services under their own private labels. We also maintain relationships with advertising, promotional and Web marketing agencies that often incorporate our services into projects they manage for their clients. We are working aggressively to expand our existing internal sales and marketing capabilities as well as our channel partner program.

     Our target markets for sale of our clicks-and-mortar services include:

         - large companies with an established consumer brand;

         - companies with a branded product line sold through retail distribution;

         - companies with a branded chain of stores;

         - advertising agencies servicing national brands;

         - Web development agencies servicing national brands;

         - direct marketing agencies servicing national brands;

         - franchisers and their franchisees; and

         - shopping and search engines.

      We build awareness and demand for our services through marketing programs, including direct marketing, print and Internet advertising, trade shows and events, public relations, international marketing, channel marketing and telemarketing. Sales are implemented through a team of direct sales representatives and channel partners. The sales cycle, from identifying a prequalified lead to the signing of a services contract, is typically two to four months, though in some cases this cycle is accelerated due to a client's desire to implement a solution quickly or meet a promotional or season deadline, such as the holiday shopping season. Frequently with a potential new client, the initial competitor to our service offering is the client's own in- house information systems department which may initially believe that it can duplicate our services at a lower cost. This often delays the sales process, but we are currently unaware of any retailer or merchant that has decided to build its own solution after having been exposed to our service offerings.

TECHNOLOGY AND INFRASTRUCTURE

      Our core competency is the ability to design, build, implement and manage projects involving large spatial databases that contain product, location and attribute information. Our technical expertise spans many software development specialties including system-level programming, cross-platform solutions, user interface and template design, production system operation and localization. Our most important skill is the development of high performance spatial databases that are used to manage our location-specific data and to manage large amounts of client information, including store location and product availability data. Through an automated process, our customers update this data set based on their own business rules.

      The architectural model for our services is a general-purpose template-processing engine utilizing Java/JSP that handles user events, controls program flow and calls component sub-servers that manage our Web Business Finder service to handle all content-specific transactions. The sub-servers handle service requests as socket-based stateless transaction processors. Since the engine and the various sub-servers are all continuously running processes, it is not necessary to start-up any processes in order to handle a request. These processes are adjusted to respond to system load as well as recovery from the occasional system error. This architecture allows maximum flexibility of resource deployment across multiple networked machines.

      We deliver our services to customers through either an application programming interface, or API, or through our web development organization that produces a specific template set for an individual customer. The API allows the customer to control the interface and provides the customer with maximum flexibility in terms of creative control. Whether delivered via templates generated by us or using the API, the service is built around customer supplied data that may be updated in batch mode, net change, or on a transaction basis depending on customer needs. Our customer service organization maintains contact with customers to help them work through any issues before, during and after deployment of their application.

      The usage and reporting data generated by the system are measured in gigabytes per day and are a valuable tool for customers to understand the effectiveness of their marketing efforts. We report usage results through standard secure reports by customer, category, keyword, designated marketing area or other custom requirements.

      We have invested significant resources in the hardware systems that deliver our services with the objective of 99.9% availability in a fully scalable environment across multiple data centers. Our front-end Web servers and database servers are Sun Enterprise systems designed for reliability, availability and serviceability to support the operation of our customer's mission-critical applications. We have designed the servers to tolerate power, cooling, or storage failures without affecting system operation and to recover from most failures with minimal disruption. These systems are optimized to provide extremely high throughput.

      Our services are monitored on a 24 hours per day, seven days per week basis. At the present time, our system is generally running at less than 50% of rated capacity at peak usage to permit quick application response. Our production system is designed with excess capacity to ensure availability despite partial system failure. In addition, the system is protected by a high performance firewall and balanced through a state-of-the-art load balancing solution.

      We currently operate two geographically separate data centers. A typical data center configuration has front-end servers processing requests from our customers through switches connected to a load balancing solution. These front-end servers make specific requests to multiple back-end database machines as well as systems that process geographic content, such as maps and driving directions. For security reasons, back-end systems cannot be accessed from the Internet and process only specially formed queries from the front-end machines. Each of these sub-systems is fully redundant both in terms of software and hardware. In the event of a sub-system failure, the load is automatically transferred to the next available machine. Monitoring software automatically notifies the on-duty operator of a problem so that immediate action can be taken.

COMPETITION

      The market in which we compete is relatively new and our services are highly specialized. While competition exists for most of our service offerings, the number of companies with which we compete is relatively small and we are unaware of any one company that competes against us across our full range of services. We expect competition with our services to increase over time as the market for our services grows. Competition may also increase as a result of industry consolidation.

      In the markets occupied by our higher-end products such as Web Business Finder, we face competition from InfoNow Corporation, which provides outsourced Web-based inquiry management services, and Where 2 Get It, Inc., which provides an Internet-based dealer locator services. Our SiteMaker service competes indirectly with companies that provide free or low cost web creation and hosting services in conjunction with Internet service provider, or ISP, services. Our syndicated services compete with InfoSpace, MapQuest, and Switchboard and, to a lesser degree, with other smaller, location-based content providers. Finally, with many potential new clients, the initial competitor to our service offerings is the client's own in-house information systems department which may initially believe that it can duplicate our services at a lower cost. In each competitive situation that we face, we believe the factors that cause potential clients to consider our services include the depth of our service offerings, our ability to integrate our services into larger marketing initiatives, the quality and reliability of our services, our speed of implementation and the overall quality of our technology and client service.

      We believe that our ability to compete depends upon many factors, including our ability to provide depth and accuracy of destination information, to increase our sales force and to implement our sales and marketing initiatives, in addition to the introduction, acceptance and ease of use of new and enhanced products and services developed either by us or our competitors.

INTELLECTUAL PROPERTY

      We have filed several applications for U.S. patents in order to protect proprietary intellectual property that we believe is important to our business. These include applications entitled "Method and Apparatus for Efficient Proximity Searching," "A Method and Apparatus of Expanding Web Searching Capabilities" and "A Method and System for Providing a Web-Shareable Personal Database."

      Vicinity-Registered Trademark-, MapBlast!-Registered Trademark- and GeoSearch-Registered Trademark- are registered service marks of our company. We are in the process of obtaining service marks on other marks used to describe our primary services. We intend to seek protection for these marks in all markets where we anticipate providing our services.

      Our products and services rely on the availability and accuracy of geographic data. We have licensed a significant portion of our geographic data from a limited number of sources through non-exclusive, short-term contractual arrangements. If any of these third parties were to merge or be acquired, the number of sources providing this geographic data would be further reduced. Given the short terms of our geographic data licenses, we will have to renegotiate our contracts in the foreseeable future which may result in contractual terms that are not as favorable to us as the existing data licenses. If we cannot maintain these data licenses or any other third-party license arrangement on commercially reasonable terms, the accuracy of our services may suffer.

GOVERNMENT REGULATION

      We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. There are currently few laws or regulations directly applicable to commercial online services or the Internet. However, due to increasing popularity and use of commercial online services and the Internet, it is possible that a number of laws and regulations may be adopted with respect thereto. These laws and regulations may cover issues such as user privacy, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and domain name registration. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, patent, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation or the application of existing laws and regulations to the Internet could have a material and adverse effect on our business.

      As our services are available over the Internet anywhere in the world, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our Web site or on the Web sites of others or prosecute us for violations of their laws. We cannot assure you that violations of local laws will not be alleged or charged by state or foreign governments, that we might not unintentionally violate these laws or that these laws will not be modified, or new laws enacted, in the future.

EMPLOYEES

      As of July 31, 2000, we had 193 employees, including 28 employed in general and administrative functions, 77 in sales and marketing, 37 in research and development, and 65 in operations. None of our employees is represented by a labor union, and we consider our relations with our employees to be good.

      The following table sets forth, as of July 31, 2000, the name, age and position of each of our directors and executive officers:

            Name                   Age                                      Position
------------------------------   --------  -------------------------------------------------------------------
Emerick Woods..............        44       President and Chief Executive Officer, Director
Howard Bain................        54       Executive Vice President and Chief Financial Officer
Scott Young................        41       Senior Vice President, Products and Strategy, Chief Technology Officer
Dinesh Wadhawan............        42       Senior Vice President, Worldwide Sales
Gregory Beasley............        37       Vice President, Business Development
Mary Gavin.................        43       Vice President, Engineering
Eric Winkler...............        34       Vice President, Marketing
David Cherner..............        36       Vice President and General Manager, Syndication
Scott Shuda................        34       General Counsel and Secretary
Herbert M. Dwight, Jr. (1)(2)      69       Chairman of the Board of Directors
Jonathan Callaghan.........        31       Director
James J. Geddes, Jr. ......        49       Director
Fred Gibbons (2)...........        50       Director
Peter Mills................        48       Director
Norman Nie (1).............        56       Director
Michael Sears (2)..........        43       Director
Peter Ziebelman (1)........        43       Director

-------------------
(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.

      EMERICK WOODS has served as our President and Chief Executive Officer since August 1997 and as a Director since February 1998. From August 1996 to August 1997, Mr. Woods was the President and Chief Executive Officer of TuneUp.com, Inc., an Internet based computing updating service. In May 1997, TuneUp.com filed a voluntary petition for Chapter 11 bankruptcy, after which it was reorganized and sold to Quarterdeck Corporation, a provider of software utilities. From November 1994 to June 1997, Mr. Woods was a Vice President and General Manager of Quarterdeck Corporation. Mr. Woods holds a B.S. in Computer Science from Yale University and an M.B.A. from Harvard University. Mr. Woods is also a Director of ClickAction, Inc., a provider of Internet marketing solutions.

      HOWARD A. BAIN III has served as our Executive Vice President and Chief Financial Officer since March 2000. Prior to joining Vicinity, Mr. Bain served as Executive Vice President and Chief Financial Officer of Informix Software, Inc., a manufacturer of enterprise software, from January 1999 to March 2000. From October 1991 to December 1998, Mr. Bain was Vice President, Worldwide Operations and Chief Financial Officer at Symantec Corporation, a manufacturer of packaged software products. Mr. Bain graduated from California Polytechnic University in 1971 with a B.S. in business and is a Certified Public Accountant.

      SCOTT YOUNG has served as our Senior Vice President, Products and Strategy, Chief Technology Officer since June 2000. Previously, Mr. Young was our Senior Vice President of Operations, beginning in October 1997. From October 1996 to October 1997, Mr. Young was our Director of Operations. From February 1994 to October 1996, Mr. Young was the Vice President of Sales and Marketing for Infrastructures for Information, Inc., a provider of integrated information management systems software. From August 1989 to October 1994, Mr. Young was the Director of Technology and Government Relations for Semiconductor Equipment and Materials International, an industry consortium for the semiconductor industry. Mr. Young holds a B.A. and a J.D. from the University of Kansas.

      DINESH WADHAWAN has served as our Senior Vice President, Worldwide Sales since September 2000. Previously, from March 1999 until August 2000, Mr. Wadhawan served as our Vice President, Sales. From October 1995 to March 1999, Mr. Wadhawan was the Director of Operations, Western North America of Systems Union, Inc., a provider of international business and financial software. From January 1994 to September 1995, Mr. Wadhawan was the Global Manager, Oil and Gas, of Systems Union Limited, the United Kingdom component of Systems Union. Mr. Wadhawan holds a B.S. and a Post Graduate Diploma in Business Management from the University of Delhi, India.

      GREGORY BEASLEY has served as our Vice President, Business Development since August 1998. From 1996 to 1998, Mr. Beasley was the Chief Executive Officer of Skytech, Inc., an Internet business development company. From 1994 to 1996, Mr. Beasley was Co-Founder, Vice President of Marketing and General Manager of the Consumer Division of Worlds, Inc., a developer of graphic chat spaces on the Internet. Mr. Beasley holds a B.A. in Computer Science and Psychology from Dartmouth College, and an M.B.A. from Harvard University.

      MARY GAVIN has served as our Vice President, Engineering since August 1999. From October 1997 to August 1999, Ms. Gavin was our Director of Engineering Projects. From March 1997 to October 1997, Ms. Gavin was our Project Manager. In 1996, Ms. Gavin was a Marketing Manager of NetRights, LLC, a start-up Internet company. In 1995, Ms. Gavin was a Support and Training Manager of Codman Research Group, a developer of decision support systems for the health care industry. Ms. Gavin holds a B.A. from Ripon College.

      ERIC WINKLER has served as our Vice President, Marketing since January 1999. From 1998 to 1999, Mr. Winkler was a Director of Consumer Marketing for the consumer software division of IBM. From 1994 to 1998, Mr. Winkler was a Marketing and Communications Department Manager and then Director for Broderbund Software, a software publisher. Mr. Winkler holds a B.A. from the Allen School of Advertising at the University of Oregon.

      DAVID CHERNER has served as our Vice President and General Manager, Syndication since June 2000. Previously, from April 1999 until May 2000, Mr. Cherner served as our Vice President and General Manager, MapBlast!. From October 1997 through April 1999, Mr. Cherner was a management consultant to several early-stage Internet companies, including Third Age Media, eWork Exchange and Vicinity. In February 1996, Mr. Cherner founded i-Health, Inc., an Internet health content community, where he served as President and Chief Executive Officer until September 1997. From 1994 to 1996, Mr. Cherner was a senior manager, business development of Access Health, Inc., an information services company. Mr. Cherner holds a B.A. in Economics from Emory University and an M.B.A. from the Haas School of Business at the University of California, Berkeley.

      SCOTT SHUDA has served as our General Counsel and Secretary since May 1999. From May 1998 to May 1999, Mr. Shuda was a corporate associate in the Silicon Valley office of the law firm of Latham & Watkins. From September 1996 to May 1998, Mr. Shuda was a corporate associate in the law firm of O'Sullivan, Graev & Karabell in New York. From September 1994 to August 1996, Mr. Shuda was a corporate associate in the law firm of Roger & Wells in New York. Mr. Shuda holds a B.A., an M.B.A. and a J.D. from Georgetown University.

      HERBERT M. DWIGHT, JR. has served as Chairman of the Board of Directors since October 1999. Mr. Dwight previously served in a number of positions for Optical Coating Laboratory, Inc., a manufacturer of optical thin films, including Chairman of the Board, from August 1991 until February 2000, President from August 1991 to November 1997, Chief Executive Officer from August 1991 to April 1998 and Chief Financial Officer from December 1993 to April 1995. Mr. Dwight was Chairman, President and Chief Executive Officer of Superconductor Technologies, Inc., a telecommunications technology company, from 1988 through August 1991 and continued to served as Chairman from 1991 until May 1994. Mr. Dwight holds a B.S. and an M.S. in Electrical Engineering from Stanford University. Mr. Dwight is also a Director of Applied Materials, Inc., Applied Magnetics Corporation and Advanced Fiber Communications, Inc.

      JONATHAN CALLAGHAN has served as a Director since May 1997. Since May 1997, Mr. Callaghan has been a General Partner of CMG@Ventures, a venture capital firm. From June 1991 to June 1995, Mr. Callaghan was an associate of Summit Partners, a venture capital firm. Mr. Callaghan holds a B.A. from Dartmouth College and an M.B.A. from Harvard University. Mr. Callaghan is also a Director of Chemdex Corporation, Hotlinks Corporation, Exp.com, Inc. and several private companies.

      JAMES J. GEDDES, JR. has served as a Director since August 1999. Since September 1995, Mr. Geddes has been the Managing Director of Trans Cosmos USA, Inc., an investment management company, which is an affiliate of the EnCompass Group, Inc. From August 1993 to August 1995, Mr. Geddes was the President and Chief Executive Officer of InVision Systems Corporation, a provider of Internet-based desktop video software. Mr. Geddes holds a B.S. in Electrical Engineering from the University of Maryland.

      FRED GIBBONS has served as a Director since October 1995. From October 1995 to October 1999, Mr. Gibbons was the Chairman of the Board of Directors. From 1995 to 1999, Mr. Gibbons was a Lecturer at Stanford University's Graduate School of Engineering. Since 1994, Mr. Gibbons has been the principal of Venture-Concept.com, a concept stage venture management firm. Mr. Gibbons holds a B.S. in Science Engineering and a M.S. in Computer Engineering from the University of Michigan and an M.B.A. from Harvard University. Mr. Gibbons is also a Director of MIPS technologies, Inc., Inverse Networks, Inc. and several private companies.

      PETER MILLS has served as a Director since February 1996. Since March 1995, Mr. Mills has been a General partner of CMG@Ventures, a venture capital firm. From March 1992 to March 1994, Mr. Mills was the Chief Executive Officer of the United States Display Consortium, a non-profit consortium for the development of flat panel displays. Mr. Mills holds a B.S. in Communications from Ithaca College and an M.B.A. from Columbia University.

      NORMAN NIE has served as a Director since December 1998. Since 1997, Mr. Nie has been a Technology Partner of Oak Investments, a venture capital firm. From 1975 to 1991, Mr. Nie was the Chief Executive Officer of SPSS, Inc., a provider of statistical software and service solutions. Mr. Nie holds a B.A. from the University of Washington and an M.A. and a Ph.D from Stanford University. Mr. Nie is also a director of SPSS, Inc. and several private companies.

      MICHAEL SEARS has served as a Director since June 1998. Mr. Sears is currently the President and Chief Executive Officer of Black Pearl Software, Inc., a provider of Internet enterprise software tools. From 1997 to 1999, Mr. Sears was the General Manager of Spyglass, Inc., a provider of Internet connectivity solutions. From 1996 to 1997, Mr. Sears was an independent consultant, and from 1990 to 1996, Mr. Sears was a General Manager of Sun Microsystems, Inc. Mr. Sears holds a B.S. from the United States Naval Academy, and a J.D. and an M.B.A. from Stanford University.

      PETER ZIEBELMAN has served as a Director since June 1997. Mr. Ziebelman is a Founding Partner of 21st Century Internet Venture Partners, a venture capital firm. From 1988 to October 1996, Mr. Ziebelman was a partner of Thompson Clive Venture Capital, an international venture capital firm. Mr. Ziebelman holds a B.S. in Computer Science and Psychology from Yale University, and an M.S. in Management from Stanford University.

ITEM 2. PROPERTIES

         In September 2000, we moved into a new headquarters facility consisting of approximately 53,000 square feet located in Sunnyvale, California, which we occupy under a lease expiring in September 2008. We occupy 11,500 square feet in New Hampshire under a three-year lease that is used for engineering and product development. We also currently lease approximately 1,200 square feet in San Francisco, California for satellite office space. We recently signed a lease for approximately 2,200 square feet in San Francisco, California to replace the existing San Francisco satellite office under a lease expiring in August 2005. With the acquisition of NetCreate Systems, Inc. in October 2000, we assumed a lease for approximately 12,000 square feet of office space in San Diego, California under a three-year lease expiring in August 2003. We also lease space in a number of data centers in which we locate our equipment.

ITEM 3. LEGAL PROCEEDINGS

         In May 1999, Eddie Babcock, a founder and former employee of our company, filed a complaint against us and several of our officers in California Superior Court for reformation of contract alleging various contract and tort causes of action and seeking declaratory relief. In his complaint, Mr. Babcock seeks, among other things, the issuance to him of at least 281,250 shares of our common stock, an unspecified amount of compensatory damages and punitive damages, plus attorneys' fees. In November 1999, the court stayed Mr. Babcock's claim and granted our motion to compel arbitration. Such arbitration is currently scheduled to commence in November 2000. We plan to vigorously defend against these allegations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Our common stock is quoted on The Nasdaq National Market under the symbol "VCNT." The following table lists the high and low sales prices of our common stock for the periods indicated.

                                                                                          HIGH            LOW
                                                                                     --------------    -----------
FISCAL YEAR ENDING JULY 31, 2000
   Fourth quarter.................................................................    $     28.50       $  11.88
   Third quarter (beginning February 9, 2000).....................................    $     76.25       $   9.50

      At July 31, 2000, there were approximately 5,000 stockholders of record of our common stock, as shown in the records of our transfer agent.

      We have never declared or paid cash dividends on our common stock. We expect to retain future earnings, if any, for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and the notes thereto included elsewhere in this Annual Report. The consolidated statement of operations data for the years ended July 31, 2000, 1999, 1998, 1997 and the period ended July 31, 1996, and the consolidated balance sheet data as of July 31, 2000, 1999, 1998, 1997 and 1996, are derived from our audited consolidated financial statements.

                                                                                                  OCTOBER 15, 1995
                                                                                                      (INCEPTION)
                                                            YEAR ENDED JULY 31,                       TO JULY 31,
                                        ---------------------------------------------------------
                                           2000            1999           1998            1997           1996
                                        -----------    -----------     -----------    -----------    -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues................................$   15,190     $    6,424      $    4,810     $    1,419      $      20
Operating expenses.......................   25,206          7,939           4,432          5,790            880
Loss from operations.....................  (19,083)        (5,464)         (2,469)        (6,347)          (869)
Net loss.................................  (15,417)        (5,515)         (2,481)        (6,238)          (864)
Net loss applicable to common
  stockholders...........................  (16,466)        (6,553)         (2,999)        (6,621)          (898)
Basic and diluted net loss per share.....$   (1.08)    $    (1.67)     $   (1.00)     $    (1.61)     $   (0.20)
Weighted average shares used in
  basic and diluted net loss per
    share calculation....................   15,309          3,913           2,986          4,102          4,458

                                                                     AS OF JULY 31,
                                           2000            1999           1998            1997           1996
                                        -----------    -----------     -----------    -----------    -----------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...............$   48,195     $    9,060      $      264     $      912      $   1,015
Working capital..........................  114,616          4,196          (2,381)          (106)           931
Total assets.............................  134,494         13,203           1,821          1,623          1,509
Capital lease obligations, excluding
  current portion........................      270            298              --             --             --
Redeemable convertible preferred
  stock and warrants.....................       --         21,403           7,972          7,454          2,094
Total stockholders' equity (deficit).....  120,391        (16,569)        (10,287)        (7,512)          (890)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following discussion of the financial condition and results of operations of our company should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties.

OVERVIEW

       We are a leading provider of marketing infrastructure services for Global 2000 branded companies on the Internet and on wireless platforms. We use our expertise in designing and maintaining complex spatial databases to provide a suite of Internet-based marketing infrastructure services, ranging from store locators for clients with a few hundred locations to the design and maintenance of complex, multi-attribute databases for clients with millions of product records that include information such as regularly stocked products and current promotional offers.

       COMPANY HISTORY AND EVOLUTION. Our company was formed in October 1995, and our initial revenues were derived from providing maps, driving directions and directory services to regional telephone companies and large portal companies. In fiscal 1997, we restructured our company by cutting staff and expenses, hiring a new chief executive officer and refocusing our strategy on our Business Finder service. In fiscal 1998, we grew our clients from 102 companies to 193 companies as a result of the continued concentration of our efforts on Business Finder. We continued to increase our revenues in fiscal 1998 despite the loss of our biggest customer at the time, Yahoo!. In fiscal 1999, we recruited additional key members of our management team and expanded our product offerings to include Telephone Business Finder, SiteMaker and Print Maps.

       Historically, we have generated substantially all of our revenues from our Web Business Finder, maps, driving directions and directory services. During recent fiscal quarters, however, we have begun to generate significant revenue from service and transaction fees, principally project-related professional services. We have continued to grow our client base in fiscal 2000 and, as of July 31, 2000, we had 371 clients.

       In February 2000, we completed our initial public offering ("IPO"). As a result, we issued 8,050,000 shares of common stock at a price of $17.00 per share and received approximately $125.9 million in cash, net of underwriting discounts and other offering costs.

       On October 18, 2000, the Company reached a definitive agreement (the "NetCreate Agreement") to acquire NetCreate Systems, Inc. ("NetCreate"), an Internet products company that provides tools and services to build or enhance the features and functionality of web sites. In accordance with the NetCreate Agreement, we paid $250,000 in cash and will issue approximately 441,000 shares of our common stock in exchange for all outstanding shares of NetCreate common stock. In addition, we will issue options to purchase approximately 90,000 shares of our common stock in exchange for outstanding options to purchase NetCreate common stock. The aggregate purchase price to be allocated to acquired assets and liabilities is expected to be approximately $5.0 to $5.5 million, which includes acquisition-related costs. The acquisition will be accounted for using the purchase method of accounting.

       INTERNATIONAL EXPANSION. During fiscal 2000, we expanded our operations into Europe. During the latter part of our fiscal third quarter, and the early part of our fiscal fourth quarter, we opened sales offices in France, Germany and the United Kingdom. We earned approximately 9% of our revenue internationally during fiscal 2000 and we expect that an increased percentage of our revenue will be derived from international sources during fiscal 2001 as a result of our recent international expansion.

       MAPBLAST!, BRANDFINDER AND THE VICINITY NETWORK. We are currently focusing our efforts on expanding our BrandFinder service and building a distribution platform to enable unique lead generation opportunities for our customers. In conjunction with these efforts, we began syndicating MapBlast! and BrandFinder and expect to emphasize this approach over the option of building MapBlast!, located at www.mapblast.com, as a unique business to consumer destination site. We believe that MapBlast! provides unique value to our company by offering both lead-generation for our brands as well as a branded platform for syndicating our content. Increasingly, we expect to place more emphasis on the Vicinity Network in order to utilize it as a syndicated platform on which we can deliver traffic, high quality leads and incremental sales opportunities for our brick-and-mortar clients through the Web, wireless and broadband channels. We have recently entered into contracts with partners including Alta Vista, fodors.com, Lycos, NBC, OmniSky and Palm. We also continue to pursue strategic partnerships in the wireless arena and recently entered into agreements with Nextel and OracleMobile.

       PROFITABILITY. We have not achieved profitability on a quarterly or annual basis and expect to continue to incur net losses through at least the first three fiscal quarters of fiscal 2001. We expect that our intention to accelerate our efforts directed at international expansion, wireless and emerging markets, and the expansion of MapBlast!, BrandFinder and the Vicinity Network will require us to increase operational expenses, primarily in sales and marketing, over the next nine months. We expect this increased rate of spending to slow slightly on a sequential basis as we move through fiscal 2001.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL 2000 TO FISCAL 1999

      LICENSE AND HOSTING FEES. Revenue from license and hosting fees is recognized in accordance with Statement of Position (SOP) No. 97-2, "Software Revenue Recognition." As such, this revenue is recognized ratably over the life of the contracts, which typically have one-year, non-refundable terms.

      In fiscal 2000, we recognized $11.1 million of license and hosting fees revenue, an increase of $5.4 million, or 96%, compared to $5.7 million in fiscal 1999. The increase in license and hosting fees revenue was generally attributable to growth in our customer base and, specifically, to growth in demand for Business Finder services. We grew the total number of our customers to 371 as of July 31, 2000 from 237 as of July 31, 1999, an increase of 57%.

      Deferred revenue consists of customer payments received and accounts receivable recorded in advance of recognizing revenue for license and hosting services. Deferred revenue as of July 31, 2000 was $7.6 million, compared to $5.0 million as of July 31, 1999, representing an increase of $2.7 million, or 54%.

      SERVICE AND TRANSACTION FEES. Revenue from service and transaction fees consists of revenue generated from project-related professional services and, to a lesser degree, from advertising, sponsorship and e-commerce transactions.
This revenue is recognized as the services are performed.

      In fiscal 2000, we recognized $4.1 million of service and transaction fees revenue, an increase of $3.4 million, or 438%, from $0.8 million for fiscal 1999. This increase in service and transaction fees revenue is primarily attributable to an increase in demand for professional services, mostly web development services for our customers, as well as increased advertising and transaction revenue derived mainly from customers utilizing our Vicinity Network.

      COST OF REVENUES. Cost of revenues includes salaries and benefits of our operations personnel, the cost of acquiring data and content, leasing and depreciation costs for our computer hosting equipment and Internet connection and data center charges. Cost of revenues increased $5.1 million, or 130%, to $9.1 million in fiscal 2000 compared to $3.9 million for fiscal 1999. The increase in cost of revenues is attributable to increases in personnel to support our business growth, equipment costs related to the expansion of our data centers and content fees as a result of additions to our set of content providers.

      PRODUCT DEVELOPMENT. Product development expense consists primarily of salaries and benefits, consulting expenses and equipment costs. Product development expense increased $1.6 million, or 91%, to $3.3 million for fiscal 2000 from $1.7 million for fiscal 1999. The increase in product development expense in fiscal 2000 was primarily attributable to increases in personnel and personnel-related costs due to our expanded product offerings.

      SALES AND MARKETING. Sales and marketing expense consists primarily of salaries, commissions, promotion costs, advertising and travel-related expenses. Sales and marketing expense increased $12.6 million, or 350%, to $16.1 million for fiscal 2000 from $3.6 million for fiscal 1999. The number of sales and marketing personnel, and the amount of personnel-related, promotion and advertising costs increased during fiscal 2000 to support our expanded sales and marketing efforts. As noted above, we expect that our intention to accelerate our efforts directed at international expansion, wireless and emerging markets, and the expansion of our MapBlast/BrandFinder distribution network will require us to increase operational expenses, primarily in sales and marketing, over the first nine months of fiscal 2001.

      GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of salaries and related costs for our executive, administrative, finance and human resources personnel as well as accounting, legal and other professional fees. General and administrative expense increased $2.7 million, or 136%, to $4.7 million for fiscal 2000 from $2.0 million for fiscal 1999. During fiscal 2000 personnel and personnel-related costs increased, primarily as a result of the need to support and grow our business as well as to support the requirements related to the operation of our company as a publicly-traded company. We expect general and administrative expenses to grow moderately as additional personnel are hired and additional expenses are incurred in connection with the growth of our business and our operation as a public company.

      STOCK-BASED COMPENSATION. As of July 31, 2000, we had recorded deferred stock-based compensation expense aggregating $2.3 million in stockholders' equity (deficit) for the difference at the date of grant between the exercise price and the fair value of the common stock underlying stock options granted in fiscal 2000 and 1999. Of this amount, we recognized as expense a total of $1.0 million and $0.2 million for fiscal 2000 and 1999, respectively. In addition, we expect to recognize $0.6 million for fiscal 2001, $0.4 million for fiscal 2002 and $0.1 million for fiscal 2003.

      OTHER INCOME/EXPENSE, NET. Other income/expense in fiscal 2000 was comprised of approximately $3.7 million of interest income earned on the cash proceeds received from our IPO in February 2000, offset by less than $0.1 million of interest expense related to capital lease obligations.

COMPARISON OF FISCAL 1999 TO FISCAL 1998

      LICENSE AND HOSTING FEES. Revenues associated with license and hosting fees were $5.7 million in fiscal 1999, compared to $4.4 million in fiscal 1998, representing an increase of $1.3 million, or 29%. This increase was primarily attributable to growth in our customer base due to increased market acceptance in our targeted markets. In addition, we grew our clients from 193 companies as of August 1, 1998 to 237 companies as of July 31, 1999.

      Deferred revenues as of July 31, 1999 were $5.0 million, compared to $2.5 million as of July 31, 1998, representing an increase of $2.5 million, or 100%.

      SERVICE AND TRANSACTION FEES. Our service and transaction fees were $0.8 million in fiscal 1999, compared to $0.4 million in fiscal 1998, representing an increase of $0.4 million, or 81%. This increase was due primarily to increased demand for customized development work, including web development services for our customers.

      COST OF REVENUES. Cost of revenues was $3.9 million for fiscal 1999, compared to $2.8 million for fiscal 1998, representing an increase of $1.1 million, or 39%. This increase was due to increases in each of the elements described above to support our revenue growth.

      PRODUCT DEVELOPMENT. Product development expense was $1.7 million for fiscal 1999, compared to $1.6 million for fiscal 1998, representing an increase of $0.2 million, or 13%. This increase was primarily attributable to increases in personnel and personnel-related costs due to our expanded product offerings.

      SALES AND MARKETING. Sales and marketing expense was $3.6 million for fiscal 1999, compared to $1.7 million for fiscal 1998, representing an increase of $1.9 million, or 114%. This increase was primarily attributable to increases in personnel and personnel-related costs to support our expanded sales and marketing efforts.

      GENERAL AND ADMINISTRATIVE. General and administrative expense was $2.0 million for fiscal 1999, compared to $1.2 million for fiscal 1998, representing an increase of $0.8 million, or 66%. This increase was primarily attributable to an increase in personnel and personnel-related costs to support and grow our business.

      OTHER. This expense was $0.4 million for fiscal 1999 representing a charge to settle a patent infringement claim and obtain a perpetual license. There was no similar expense for fiscal 1998.

      STOCK-BASED COMPENSATION. Stock-based compensation expense was $0.2 million for fiscal 1999. There was no stock-based compensation expense in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                    Years ended July 31,
                                                                         -------------------------------------------
                                                                            2000            1999           1998
                                                                         ------------  --------------  -------------
                                                                                        (In millions)
   Cash, cash equivalents and short-term investments...................  $     121.8    $       9.1     $      0.3
   Working capital.....................................................  $     114.6    $       4.2     $      2.4
   Cash used in operating activities...................................  $     (10.0)   $      (3.5)    $     (1.7)
   Cash used in investing activities...................................  $     (79.2)   $      (0.2)    $       --
   Cash provided by financing activities...............................  $     128.3    $      12.6     $      1.1

      In February 2000, we completed our IPO and, as a result, issued 8,050,000 shares of common stock at a price of $17.00 per share. We received approximately $125.9 million in cash from our IPO, net of underwriting discounts and other offering costs. We intend to use these proceeds to expand our sales and marketing efforts, to expand our international business, to develop new technologies and products and improve our technology infrastructure and for working capital and other general corporate purposes. Pending this use, we have invested these proceeds in interest-bearing securities, primarily government securities, municipal bonds, time deposits, Eurodollar deposits, certificates of deposit with approved financial institutions, commercial paper rated A-1/P-1/F-1, corporate notes and bonds and other money market instruments of similar liquidity and credit quality.

      Cash used in operating activities was $10.0 million for fiscal 2000 compared to $3.5 million for fiscal 1999. This increase was primarily as a result of the increase in our net loss to $15.4 million for fiscal 2000 from $5.5 million for fiscal 1999, partially offset by non-cash charges for depreciation, stock-based compensation, and increases in our accounts payable, accrued liabilities and deferred revenue balances in excess of the growth in our operating asset balances.

      Cash used in investing activities increased to $79.2 million in fiscal 2000 from $0.2 million used in fiscal 1999. This increase was due in large part to the investment in available-for-sale securities of the cash we received from our IPO in February 2000. Cash used in investing activities also included capital expenditures for computers and other equipment, primarily for our data centers.

      Cash provided by financing activities increased to $128.3 million for fiscal 2000 compared to $12.6 million for fiscal 1999, due primarily to net proceeds of approximately $125.9 million received as a result of our IPO.

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

      Future capital requirements will depend upon many factors, including the rate of expansion of our sales and marketing resources and the timing and magnitude of our research and product development efforts. We expect to continue to expend significant amounts on expansion of facility infrastructure; computers and related data center equipment, as well as personnel. We believe that our cash, cash equivalents and short-term investments will be sufficient to satisfy our cash requirements for at least the next 12 months.

DISCLOSURES ABOUT MARKET RATE RISK

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

      The primary objective of our investment activities is to preserve principal and assure sufficient liquidity to meet anticipated needs, while at the same time maximizing the income we receive from our investments within such constraints. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government securities, municipal bonds, time deposits, Eurodollar deposits, certificates of deposit, commercial paper, corporate notes and bonds and other specific money market instruments. We classify our cash equivalents and short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. We classify our cash equivalents and short-term investments as "variable rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. The table below presents the amounts and related weighted interest rates of our investment portfolio at July 31, 2000:

                                                                             AVERAGE                       FAIR
                                                                          INTEREST RATE     COST           VALUE
                                                                          ------------- --------------  ------------
                                                                                             (In thousands)
Cash equivalents:
   Fixed rate..........................................................         6.61%   $     7,634     $     7,623
   Variable rate.......................................................         7.56            304             304

Short-term investments:
   Fixed rate..........................................................         6.56         56,684          58,437
   Variable rate.......................................................         6.57         15,705          15,662

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments (including derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. To date, we have not entered into any derivative financial instruments or hedging activities.

      In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," as amended by SAB No. 101B, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements; however, SAB No. 101 does not change existing literature on revenue recognition. SAB No. 101 explains the staff's general framework for interpretation of revenue recognition rules. We believe that our current revenue recognition policy is in compliance with this guidance; however, we continue to evaluate the impact, if any, of SAB No. 101 and any possible subsequent interpretations of SAB No. 101 on our policies and procedures. SAB No. 101 is effective beginning with our fiscal quarter ending July 31, 2001.

      In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" (FIN No. 44). FIN No. 44 clarifies the application of Opinion 25 for only certain issues such as the following: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. We believe that our current accounting treatment for transactions involving stock compensation is in compliance with this guidance.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      Current and potential stockholders should consider carefully each of the following factors in making their investment decisions. These factors should be considered together with the other information included or incorporated by reference in this Annual Report.

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

      We have not generated enough revenues to exceed the substantial amounts we have spent to develop our business. We incurred net losses of approximately $15.4 million for fiscal 2000, $5.5 million for fiscal 1999, $2.5 million for fiscal 1998 and $6.2 million for fiscal 1997. We expect to continue to lose money for the foreseeable future because we plan to continue to incur significant expenses as we expand our sales and marketing resources, including expanding our business in Europe and Asia, and develop new technologies and products and improve our technology infrastructure. Moreover, we base current and future expense levels on our operating plans and our estimates of future revenues. If our revenues grow at a slower rate than we anticipate, or if our spending exceeds our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to achieve profitability. If we do achieve profitability, we may be unable in the future to sustain or increase profitability on a quarterly or annual basis.

OUR BUSINESS IS SUBJECT TO QUARTERLY FLUCTUATIONS IN OPERATING RESULTS, WHICH MAY NEGATIVELY IMPACT THE PRICE OF OUR COMMON STOCK.

      You should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance. It is possible that in future periods our quarterly operating results may fall below the expectations of public market analysts and investors. In this event, the price of our common stock is likely to fall.

      Our quarterly net loss was approximately $4.5 million for the fiscal quarter ended July 31, 2000, $4.5 million for the fiscal quarter ended April 30, 2000, $3.6 million for the fiscal quarter ended January 31, 2000, $2.9 million for the fiscal quarter ended October 31, 1999, $2.4 million for the fiscal quarter ended July 31, 1999, $1.5 million for the fiscal quarter ended April 30, 1999 and $0.9 million for the fiscal quarter ended January 31, 1999. We expect to continue to incur net losses over the next several quarters as we incur expenses to expand our sales and marketing resources, including expanding our international business, and develop new technologies and products and improve our technology infrastructure. However, our quarterly operating results may fluctuate significantly in the future due to a variety of factors. These factors include the following, which are generally outside of our control:

      -    competition in the markets for our services;

      - variation in the demand for our Internet-based marketing infrastructure services and seasonal trends relating to marketing spending;

      - our ability to protect our systems from telecommunications failures, power loss or equipment or software-related system failures;

      - the availability and cost of geographic data and content from third party providers; and

      - economic conditions specific to the Internet as well as general economic and market conditions.

      Other factors that may cause our quarterly operating results to fluctuate significantly which are at least partially under our control include:

      -    the rate of new customer acquisitions;

      - whether revenues related to new customer acquisitions are recognized currently or deferred over future time periods;

      -    the timing and effectiveness of our development of new services;

      - the timing and effectiveness of potential strategic alliances or other business combinations; and

      -    changes in our operating expenses.

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

THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE HIGHLY VOLATILE.

      The market price of our common stock has fluctuated widely and may continue to do so. For example, during the period following our IPO in February 2000 through the period ended October 4, 2000, the trading price of our common stock has ranged from a high of $76.25 per share to a low of $8.75 per share. Many factors could cause the market price of our common stock to rise and fall in the future. Some of these factors include:

        -    actual or anticipated variations in our operating results;

        -    announcement of technological innovations;

        - conditions or trends in the Internet and marketing infrastructure services industries;

        -    acquisitions and alliances by us or others in the industry;

        - changes in estimates of our performance or recommendations by financial analysts;

        -    market conditions in the industry and the economy as a whole;

        -    introduction of new services by our competitors;

        - changes in the market valuations of other Internet service companies;

        - announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

        -    additions or departures of key personnel; and

        - other events or factors, many of which are beyond our control or only partially in our control.

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

      Our current business plan includes expanding internationally. We recently opened sales offices in France, Germany and the United Kingdom. To date, we have limited experience in marketing our services internationally, and we cannot predict our success in these international markets. In order to expand overseas, we intend to continue to enter into relationships with foreign businesses, and we cannot predict whether those relationships will be successful. Our plans to expand internationally are subject to inherent risks, including:

      - the impact of economic fluctuations in economies outside of the United States;

      - greater difficulty in accounts receivable collection and longer collection periods;

      - unexpected changes in regulatory requirements, tariffs and other trade barriers;

      - difficulties and costs of staffing and managing foreign operations due to distance, as well as language and cultural differences;

      - political instability, currency exchange fluctuations and potentially adverse tax consequences; and

      - reduced protection for intellectual property rights outside the United States.

      We cannot predict whether the expansion of our business internationally will be successful. The results of our efforts may prove not to have been worth the associated expense and opportunity cost.

HISTORICALLY, WE HAVE DEPENDED ON A LIMITED NUMBER OF SERVICES FOR MOST OF OUR REVENUES.

      Historically, we have derived most of our revenues from our Web Business Finder, maps, driving directions and directory services, which represented approximately 65% of our revenues in fiscal 2000, 86% of our revenues in fiscal

1999 and 91% of our revenues in fiscal 1998. Our results of operations would be materially and adversely affected by a reduction in demand or a change in the pricing structure for these services, unless and until we are able to generate revenue from other services.

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

WE HAVE RECENTLY EXPERIENCED AND CURRENTLY ANTICIPATE RAPID GROWTH IN OUR BUSINESS, AND ANY INABILITY TO MANAGE THIS GROWTH COULD HARM OUR BUSINESS.

      In order to execute our business plan, our company has grown significantly. The number of our employees grew from 49 as of October 31, 1998 to 193 as of July 31, 2000. This growth has placed, and our anticipated future growth combined with the requirements we will face as a public company will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our technical, finance, sales and marketing groups.

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

ACQUISITIONS OR STRATEGIC INVESTMENTS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

      In October 2000, we acquired NetCreate Systems, Inc. ("NetCreate"), and in the future may acquire or make investments in other complementary businesses, technologies, services or products, or enter into strategic partnerships with parties who can provide access to those assets, if appropriate opportunities arise. From time to time we have had discussions and negotiations with companies regarding our acquiring, investing in or partnering with their businesses, products, services or technologies, and we regularly engage in these discussions and negotiations in the ordinary course of our business. Some of those discussions also contemplate the other party making an investment in our company or a subsidiary of our company. We may not identify other suitable acquisition, investment or strategic partnership candidates, or if we do identify other suitable candidates, we may not complete those transactions on commercially acceptable terms or at all. We could have difficulty in assimilating NetCreate's personnel, operations, technology and software or those of another company that we acquire. In addition, the key personnel of NetCreate or another company that we acquire may decide not to work for us. If we make other types of acquisitions, we could have difficulty in integrating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would dilute the ownership interests of the holders of our common stock.

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

      Our future success is substantially dependent upon continued growth and use of the Internet and wireless devices such as cellular telephones. Rapid growth in the use of and interest in the Internet and wireless devices is a relatively recent phenomenon and may not continue to grow at their current rates. Internet usage may be inhibited for many reasons, including the following:

      - the inability of Web sites to provide security and authentication of confidential information contained in transmissions over the Internet; and

      - the inability of Web sites to respond to privacy concerns of potential users, including concerns related to the placement by Web sites of information, so-called cookies, on a user's hard drive without the user's knowledge or consent.

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

      The legal and regulatory environment governing the Internet and the use of information about Internet users is constantly evolving. United States legislators in the past have introduced a number of bills aimed at regulating the collection and use of personal data from Internet users and additional similar bills may be considered during any congressional session. Although we believe no current legislation has had a material adverse effect on our business, it is possible that a bill may be enacted into law that negatively affects our ability to collect and use data about Internet users or that otherwise affects our business. The European Union has adopted a directive addressing data privacy that may result in limitations on the collection and use of specific personal information regarding Internet users. In addition, Germany has imposed its own laws protecting data that can become personally identifiable through subsequent processing. Other countries may also enact limitations on the use of personal data.

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


THE LARGE NUMBER OF SHARES ELIGIBLE FOR PUBLIC SALE COULD CAUSE OUR STOCK PRICE TO DECLINE.

      In February 2000, we issued 8,050,000 shares of common stock pursuant to our IPO. These shares are freely tradable with the exception of those shares purchased by our affiliates. We had an aggregate of approximately 28.1 million shares of our common stock outstanding as of September 30, 2000, which includes the shares sold in our IPO. The shares not registered as part of our IPO may be sold only pursuant to a registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act. The market price of our common stock could decline as a result of the sales of a large number of these shares or the perception that sales could occur. In addition, the large number of shares eligible for sale may make it more difficult for us to sell common stock in the future at a time and at a price that we deem appropriate.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this item is set forth in the section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations captioned "Disclosures about Market Rate Risk."

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is set forth in our consolidated financial statements and notes thereto beginning at page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act in connection with our annual stockholders' meeting.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act in connection with our annual stockholders' meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act in connection with our annual stockholders' meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act in connection with our annual stockholders' meeting.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

      The following are filed as a part of this Annual Report and included in
Item 8:

(a)   1. FINANCIAL STATEMENTS

         Index to Consolidated Financial Statements.................................................     F-1
         Independent Auditors' Report...............................................................     F-2
         Consolidated Balance Sheets................................................................     F-3
         Consolidated Statements of Operations......................................................     F-4
         Consolidated Statements of Redeemable Convertible
            Preferred Stock and Stockholders' Equity (Deficit)......................................     F-5
         Consolidated Statements of Cash Flows......................................................     F-6
         Notes to Consolidated Financial Statements.................................................     F-7

      2. FINANCIAL STATEMENT SCHEDULE

         Schedule II - Valuation and Qualifying Accounts

      3. EXHIBITS

Exhibit
  No.      Description of Exhibit
-------    ----------------------
  3.1      Certificate of Incorporation (Incorporated by reference to Exhibit
           3.1 of the Company's Registration Statement on Form S-1
           (Registration No. 333-90253)).
  3.2      Bylaws (Incorporated by reference to Exhibit 3.2 of the Company's
           Registration Statement on Form S-1 (Registration No. 333-90253)).
  4.1      Specimen Common Stock certificate (Incorporated by reference to
           Exhibit 4.1 of the Company's Registration Statement on Form S-1
           (Registration No. 333-90253)).
 10.1      1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (Registration
           No. 333-90253)).
 10.2      1996 Incentive Stock Option Plan (Incorporated by reference to
           Exhibit 10.2 of the Company's Registration Statement on Form S-1
           (Registration No. 333-90253)).
 10.3      2000 Equity Participation Plan (Incorporated by reference to
           Exhibit 10.3 of the Company's Registration Statement on Form S-1
           (Registration No. 333-90253)).
 10.4      2000 Employee Stock Purchase Plan (Incorporated by reference to
           Exhibit 10.4 of the Company's Registration Statement on Form S-1
           (Registration No. 333-90253)).
 10.5      Amended and Restated Registration and Information Rights
           Agreement, dated as of December 9, 1998, by and among Vicinity
           Corporation, Rama Aysola, Eddie Babcock, Timothy Bacci, James
           DiSanto and the investors named on Schedule I thereto
           (Incorporated by reference to Exhibit 10.5 of the Company's
           Registration Statement on Form S-1 (Registration No. 333-90253)).
 10.6      Amended and Restated Shareholders Agreement, dated as of December 9,
           1998, by and among Vicinity Corporation, Rama Aysola, Eddie Babcock,
           Timothy Bacci, James DiSanto and the investors named in Schedule I thereto (Incorporated by reference to Exhibit 10.6 of the Company's
           Registration Statement on Form S-1 (Registration No. 333-90253)).
 10.7      Voting Agreement, dated as of December 12, 1996, by and among
           Vicinity Corporation, Rama Aysola, Eddie Babcock, Timothy Bacci,
           James DiSanto and the investors named in Schedule I thereto
           (Incorporated by reference to Exhibit 10.7 of the Company's
           Registration Statement on Form S-1 (Registration No. 333-90253)).
 10.8      Employment Agreement, dated June 17, 1998, by and between Vicinity
           Corporation and Emerick M. Woods (Incorporated by reference to
           Exhibit 10.8 of the Company's Registration Statement on Form S-1
           (Registration No. 333-90253)).
 10.9      Loan Agreement, dated July 14, 1999, by and between Vicinity
           Corporation and Emerick M. Woods (Incorporated by reference to
           Exhibit 10.9 of the Company's Registration Statement on Form S-1
           (Registration No. 333-90253)).
 10.10     Form of 1996 Incentive Stock Option Plan Stock Option  Agreement
           (Incorporated  by reference to Exhibit 10.10 of the
           Company's Registration Statement on Form S-1 (Registration No.
           333-90253)).
 10.11     Amendment to Incentive Stock Option Plan Agreement dated August 19,
           1998, by and between Vicinity Corporation and Scott Young
           (Incorporated by reference to Exhibit 10.11 of the Company's
           Registration Statement on Form S-1 (Registration No. 333-90253)).
 10.12     Amendment to Incentive Stock Option Plan Agreement dated August
           19, 1998, by and between Vicinity Corporation and David Seltzer
           (Incorporated by reference to Exhibit 10.12 of the Company's
           Registration Statement on Form S-1 (Registration No. 333-90253)).


 10.13     Amendment to Incentive Stock Option Plan Agreement dated August 19,
           1998, by and between Vicinity Corporation and Mary Gavin
           (Incorporated by reference to Exhibit 10.13 of the Company's
           Registration Statement on Form S-1 (Registration No. 333-90253)).
 10.14+    Management Support Agreement dated June 11, 1999, by and between
           Vicinity Corporation and Aperto Multimedia GmbH (Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1 (Registration No. 333-90253)).
 10.15     Management Support Agreement dated July 27, 1999, by and between
           Vicinity Corporation and Invision AG (Incorporated by reference to
           Exhibit 10.15 of the Company's Registration Statement on Form S-1
           (Registration No. 333-90253)).
 10.16 Master Lease and Financing Agreement dated July 27, 1999, by and between Vicinity Corporation and Compaq (Incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1
           (Registration No. 333-90253)).
 10.17     Capital Lease Agreement dated April 24, 1996, by and between Vicinity
           Corporation and Pacific Atlantic (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1
           (Registration No. 333-90253)).
 10.18+    Joint Marketing Agreement dated June 23, 1999, by and between
           Vicinity Corporation and Prio, Inc. (Incorporated by reference to
           Exhibit 10.18 of the Company's Registration Statement on Form S-1
           (Registration No. 333-90253)).
 10.19+ Service and Distribution Agreement, dated June 14, 1999, by and between Vicinity Corporation and Inktomi Corporation (Incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 (Registration No. 333-90253)).
 10.20     NaviSite Siteharbor Co-Location Services Agreement, dated June 30,
           1998, by and between Vicinity Corporation and NaviSite Internet
           Services Corporation (Incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1 (Registration No.
           333-90253)).
 10.21     Sublease Agreement, dated October 1, 1996, by and between Vicinity
           Corporation and Attachmate Corporation (Incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1
           (Registration No. 333-90253)).
 10.22 First Sublease Agreement Amendment, dated August 6, 1997, by and between Vicinity Corporation and Attachmate Corporation (Incorporated by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1 (Registration No. 333-90253)).
 10.23 Second Sublease Agreement Amendment, dated September 22, 1998, by and between Vicinity Corporation and Attachmate Corporation (Incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-1 (Registration No. 333-90253)).
 10.24     Sub-Sublease Agreement, dated August 1, 1999, by and between Vicinity
           Corporation and E*Trade Group, Inc. (Incorporated by reference to
           Exhibit 10.24 of the Company's Registration Statement on Form S-1
           (Registration No. 333-90253))
 10.25     Lease Agreement, dated August 10, 1999, by and between Vicinity
           Corporation and Gordon E. and Blanche M. Bagley (Incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1 (Registration No. 333-90253)).
 10.26     Vicinity Corporation Elaine Hamilton Non-Statutory Stock Option
           Agreement, dated October 13, 1999, by and between Vicinity
           Corporation and Elaine Hamilton (Incorporated by reference to Exhibit
           10.26 of the Company's Registration Statement on Form S-1
           (Registration No. 333-90253)).
 10.27     Form of Indemnification Agreement (Incorporated by reference to
           Exhibit 10.27 of the Company's Registration Statement on Form S-1
           (Registration No. 333-90253)).
 10.28+ Master Agreement dated January 11, 2000, between Vicinity Corporation and AltaVista Company (Incorporated by reference to Exhibit 10.28 of the Company's Registration Statement on Form S-1 (Registration No.
           333-90253)).
 10.29     Lease Agreement, dated February 25, 2000, by and between Vicinity
           Corporation and San Aleso, LLC (Incorporated by reference to Exhibit
           10.1 of the Company's Form 10-Q for the quarterly period ended April
           30, 2000).
 10.30 Second Amendment to Security Agreement, dated April 1, 2000, by and between Vicinity Corporation and Emerick M. Woods (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarterly period ended April 30, 2000).
 10.31     Offer of Employment Letter, dated January 15, 2000, by and between
           Vicinity Corporation and Howard A. Bain III (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarterly period ended April 30, 2000).
 23.1      Consent of KPMG LLP.
 24.1      Power of Attorney (Included on signature page).
 27.1      Financial Data Schedule.


-------------------
+ Registrant has obtained confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

(b)   REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized as of this 24th day of October 2000.

                                      VICINITY CORPORATION

                                            /s/ Emerick M. Woods
                                     ------------------------------------------
                                      Emerick M. Woods
                                      Chief Executive Officer and Director


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, THAT EACH PERSON WHOSE SIGNATURE APPEARS BELOW HEREBY CONSTITUTES AND APPOINTS EMERICK M. WOODS AND SCOTT A. SHUDA AND EACH ONE OF THEM, ACTING INDIVIDUALLY AND WITHOUT THE OTHER, AS HIS ATTORNEY-IN-FACT, EACH WITH FULL POWER OF SUBSTITUTION, FOR HIM IN ANY AND ALL CAPACITIES, TO SIGN ANY AND ALL AMENDMENTS TO THIS REPORT ON FORM 10-K AND TO FILE THE SAME, WITH EXHIBITS THERETO AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, HEREBY RATIFYING AND CONFIRMING ALL THAT EACH OF SAID ATTORNEYS-IN-FACT, OR HIS SUBSTITUTE OR SUBSTITUTES MAY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATED INDICATED.

                  Signature                                   Title                                      Date
                  ---------                                   -----                                      ----
          /s/ Emerick M. Woods                  Chief Executive Officer and Director                October 24, 2000
---------------------------------------------        (Principal Executive Officer)
         Emerick M. Woods

         /s/ Howard A. Bain III                 Chief Financial Officer (Principal                  October 24, 2000
---------------------------------------------    Financial and Accounting Officer)
         Howard A. Bain III

       /s/ Herbert M. Dwight, Jr.               Chairman of the Board of Directors                  October 24, 2000
 --------------------------------------------
         Herbert M. Dwight, Jr.

         /s/ Jonathan Callaghan                 Director                                            October 24, 2000
 --------------------------------------------
         Jonathan Callaghan

        /s/ James J. Geddes, Jr.                Director                                            October 24, 2000
 --------------------------------------------
         James J. Geddes, Jr.

            /s/ Fred Gibbons                    Director                                            October 24, 2000
 --------------------------------------------
         Fred Gibbons

             /s/ Peter Mills                    Director                                            October 24, 2000
 --------------------------------------------
         Peter Mills

             /s/ Norman Nie                     Director                                            October 24, 2000
 --------------------------------------------
         Norman Nie

            /s/ Michael Sears                   Director                                            October 24, 2000
 --------------------------------------------
         Michael Sears

           /s/ Peter Ziebelman                  Director                                            October 24, 2000
 --------------------------------------------
         Peter Ziebelman

                      VICINITY CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                  PAGE
                                                                                                                  ----
Independent Auditors' Report.......................................................................................F-2

Consolidated Balance Sheets........................................................................................F-3

Consolidated Statements of Operations..............................................................................F-4

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)...............F-5

Consolidated Statements of Cash Flows..............................................................................F-6

Notes to Consolidated Financial Statements.........................................................................F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Vicinity Corporation:

We have audited the accompanying consolidated balance sheets of Vicinity Corporation and subsidiaries (the Company) as of July 31, 2000 and 1999, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the years in the three year period ended July 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicinity Corporation and subsidiaries as of July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                /s/ KPMG LLP

Mountain View, California
August 21, 2000, except as to Note 14,
which is as of October 18, 2000

                      VICINITY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                               July 31,
                                                                                     -----------------------------
                                                                                        2000              1999
                                                                                     -------------    ------------
                                                       ASSETS
CURRENT ASSETS
   Cash and cash equivalents......................................................    $    48,195       $     9,060
   Short-term investments.........................................................         73,609                --
   Accounts receivable, net.......................................................          4,333             2,847
   Prepaid expenses and other current assets......................................          2,312               360
                                                                                      -----------       -----------
Total current assets..............................................................        128,449            12,267

PROPERTY AND EQUIPMENT, net.......................................................          5,717               912
OTHER ASSETS......................................................................            328                24
                                                                                      -----------       -----------
Total Assets ....................................................................    $    134,494   $       13,203
                                                                                     ============   ==============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Bank note......................................................................    $        --       $     1,000
   Accounts payable...............................................................          1,399               491
   Accrued liabilities............................................................          3,773             1,245
   Deferred revenue...............................................................          7,619             4,955
   Capital lease obligations, current portion.....................................          1,042               380
                                                                                      -----------       -----------
Total current liabilities.........................................................         13,833             8,071

CAPITAL LEASE OBLIGATIONS.........................................................            270               298
                                                                                      -----------       -----------
Total liabilities.................................................................         14,103             8,369

SERIES A, B, C, D, E and F REDEEMABLE
   CONVERTIBLE PREFERRED STOCK and SERIES E
   WARRANTS, $0.001 par value; authorized - none and 12,520,000 at July 31, 2000 and 1999, respectively; issued and outstanding - none and 11,217,000 at July
    31, 2000 and 1999, respectively; aggregate liquidation preference of $32,067 at July 31, 1999; aggregate redemption
    amount of $22,642 at July 31, 1999............................................             --            21,403

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $0.001 par value; 5,000,000 shares authorized;
      outstanding - none..........................................................             --                --
   Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding - 28,094,000 and 5,288,000 at July 31,
      2000 and 1999, respectively.................................................             28                 5
   Additional paid-in capital.....................................................        152,565              (301)
   Deferred stock-based compensation..............................................         (1,160)           (1,044)
   Notes receivable from employees................................................           (232)              (98)
   Accumulated other comprehensive loss...........................................           (262)               --
   Accumulated deficit............................................................        (30,548)          (15,131)
                                                                                      -----------       -----------
Total stockholders' equity (deficit)..............................................        120,391           (16,569)
                                                                                      -----------       ------------
Total Liabilities and Stockholders' Equity (Deficit)..............................    $   134,494       $    13,203
                                                                                      ===========       ============

                See Notes to Consolidated Financial Statements.

                      VICINITY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    Years Ended July 31,
                                                                         ------------------------------------------
                                                                            2000            1999           1998
                                                                         -----------    -----------     -----------
REVENUES
   License and hosting fees............................................  $    11,065    $     5,657     $     4,386
   Service and transaction fees........................................        4,125            767             424
                                                                         -----------    -----------     -----------
                                                                              15,190          6,424           4,810
COST OF REVENUES  (1)..................................................        9,067          3,949           2,847
                                                                         -----------    -----------     -----------
   Gross profit........................................................        6,123          2,475           1,963
OPERATING EXPENSES
   Product development  (1)............................................        3,330          1,747           1,551
   Sales and marketing  (1)............................................       16,148          3,589           1,676
   General and administrative  (1).....................................        4,711          1,995           1,205
   Stock-based compensation............................................        1,017            167               -
   Other...............................................................            -            441               -
                                                                         -----------    -----------     -----------
                                                                              25,206          7,939           4,432
                                                                         -----------    -----------     -----------
LOSS FROM OPERATIONS...................................................      (19,083)        (5,464)         (2,469)
OTHER INCOME (EXPENSE)
   Interest income.....................................................        3,728             36               8
   Interest expense....................................................          (67)           (97)            (24)
   Other...............................................................            5             10               4
                                                                         -----------    -----------     -----------
NET LOSS...............................................................      (15,417)        (5,515)         (2,481)
Accretion on redeemable convertible preferred stock and warrants.......        1,049          1,038             518
                                                                         -----------    -----------     -----------
NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS..................................................  $   (16,466)   $    (6,553)    $    (2,999)
                                                                         ============   ============    ============

BASIC AND DILUTED NET LOSS PER SHARE...................................  $     (1.08)   $     (1.67)    $     (1.00)
                                                                         ============   ============    ============

WEIGHTED AVERAGE SHARES USED
  IN BASIC AND DILUTED NET LOSS
  PER SHARE CALCULATION................................................       15,309          3,913           2,986
                                                                         ===========    ===========     ===========

--------------------------------------
(1)  Excludes stock-based compensation of:
   Cost of revenues....................................................  $        49    $         5     $        --
   Product development.................................................          107              5              --
   Sales and marketing.................................................          527            120              --
   General and administrative..........................................          334             37              --
                                                                         -----------    -----------     -----------
                                                                         $     1,017    $       167     $        --
                                                                         ===========    ===========     ===========


                See Notes to Consolidated Financial Statements.

                     VICINITY CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                         SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                        REDEEMABLE
                                        CONVERTIBLE                                                           NOTES
                                      PREFERRED STOCK        COMMON STOCK       ADDITIONAL     DEFERRED     RECEIVABLE
                                    -------------------   -------------------    PAID-IN     STOCK-BASED       FROM
                                     SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     COMPENSATION   EMPLOYEES
                                    --------   --------   --------   --------   ----------   ------------   ----------
Balances, July 31, 1997...........     7,137   $ 7,454      2,466      $ 2       $   (377)     $    --        $  (2)
Net loss..........................        --        --         --       --             --           --           --
Accretion on redeemable preferred
  stock...........................        --       518         --       --           (518)          --           --
Exercise of common stock
  warrant.........................        --        --        275        0            208           --           --
Issuance of common stock..........        --        --      1,019        1             15           --           --
                                    --------   -------     ------      ---       --------      -------        -----
Balances, July 31, 1998...........     7,137     7,972      3,760        3           (672)          --           (2)
Net loss..........................        --        --         --       --             --           --           --
Issuance of preferred stock and
  warrants........................     4,080    12,393         --       --             --           --           --
Accretion on redeemable preferred
  stock and warrants..............        --     1,038         --       --         (1,038)          --           --
Issuance of common stock for cash
  and note receivable.............        --        --      1,528        2            198           --          (96)
Deferred compensation related to
  option grants...................        --        --         --       --          1,211       (1,211)          --
Amortization of stock-based
  compensation....................        --        --         --       --             --          167           --
                                    --------   -------     ------      ---       --------      -------        -----
Balances, July 31, 1999...........    11,217    21,403      5,288        5           (301)      (1,044)         (98)
Comprehensive income
  Net loss........................        --        --         --       --             --           --           --
  Other comprehensive income
    Unrealized loss on
      available-for-sale
      securities, net of
      reclassification
      adjustments.................
  Total other comprehensive
    income........................
Comprehensive income..............
Issuance of preferred stock and
  warrants........................     1,302     3,750         --       --             --           --           --
Accretion on redeemable preferred
  stock and warrants..............        --     1,049         --       --         (1,049)          --           --
Issuance of common stock for cash
  and note receivable.............        --        --      1,655        2            689           --         (134)
Conversion of preferred stock into
  common stock....................   (12,519)  (26,202)    13,116       13         26,189           --           --
Issuance of common stock through
  initial public offering, net....        --        --      8,050        8        125,901           --           --
Repurchase of unvested common
  stock...........................        --        --        (15)      --             (9)          --           --
Deferred compensation related to
  option grants...................        --        --         --       --          1,133       (1,133)          --
Amortization of stock-based
  compensation....................        --        --         --       --             --        1,017           --
Other.............................        --        --         --       --             12           --           --
                                    --------   -------     ------      ---       --------      -------        -----
Balances, July 31, 2000...........        --   $    --     28,094      $28       $152,565      $(1,160)       $(232)
                                    ========   =======     ======      ===       ========      =======        =====


                                                      ACCUMULATED                       TOTAL
                                                         OTHER                      SHAREHOLDERS'
                                    COMPREHENSIVE    COMPREHENSIVE   ACCUMULATED       EQUITY
                                         LOSS            LOSS          DEFICIT        (DEFICIT)
                                    --------------   -------------   ------------   -------------
Balances, July 31, 1997...........                       $  --         $ (7,135)     $    (7,512)
Net loss..........................       (2,481)            --           (2,481)          (2,481)
                                       ========
Accretion on redeemable preferred
  stock...........................                          --               --             (518)
Exercise of common stock
  warrant.........................                          --               --              208
Issuance of common stock..........                          --               --               16
                                                         -----         --------      -----------
Balances, July 31, 1998...........                          --           (9,616)         (10,287)
Net loss..........................       (5,515)            --           (5,515)          (5,515)
                                       ========
Issuance of preferred stock and
  warrants........................                          --               --               --
Accretion on redeemable preferred
  stock and warrants..............                          --               --           (1,038)
Issuance of common stock for cash
  and note receivable.............                          --               --              104
Deferred compensation related to
  option grants...................                          --               --               --
Amortization of stock-based
  compensation....................                          --               --              167
                                                         -----         --------      -----------
Balances, July 31, 1999...........                          --          (15,131)         (16,569)
Comprehensive income
  Net loss........................      (15,417)            --          (15,417)         (15,417)
  Other comprehensive income
    Unrealized loss on
      available-for-sale
      securities, net of
      reclassification
      adjustments.................         (262)          (262)                             (262)
                                       --------
  Total other comprehensive
    income........................         (262)
                                                         -----
Comprehensive income..............     ($15,679)
                                       ========
Issuance of preferred stock and
  warrants........................                          --               --               --
Accretion on redeemable preferred
  stock and warrants..............                          --               --           (1,049)
Issuance of common stock for cash
  and note receivable.............                          --               --              557
Conversion of preferred stock into
  common stock....................                          --               --           26,202
Issuance of common stock through
  initial public offering, net....                          --               --          125,909
Repurchase of unvested common
  stock...........................                          --               --               (9)
Deferred compensation related to
  option grants...................                          --               --               --
Amortization of stock-based
  compensation....................                          --               --            1,017
Other.............................                          --               --               12
                                                         -----         --------      -----------
Balances, July 31, 2000...........                       $(262)        $(30,548)     $   120,391
                                                         =====         ========      -----------

                 See Notes to Consolidated Financial Statements

                      VICINITY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    Years Ended July 31,
                                                                        ----------------------------------------------
                                                                            2000            1999              1998
                                                                        ------------    ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss............................................................  $   (15,417)   $    (5,515)    $    (2,481)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation and amortization...................................        1,672            191              14
       Allowance for doubtful accounts.................................           54             80              --
       Stock-based compensation........................................        1,017            167              --
       Changes in operating assets and liabilities:
           Accounts receivable.........................................       (1,540)        (1,746)         (1,023)
           Prepaid expenses and other current assets...................       (1,952)           (73)             99
           Accounts payable............................................          908              6              62
           Payable to related party....................................           --           (164)            (53)
           Accrued liabilities.........................................        2,542          1,035              54
           Deferred revenue............................................        2,664          2,478           1,592
                                                                         -----------    -----------     -----------
   Net cash used in operating activities...............................      (10,052)        (3,541)         (1,736)
                                                                         ------------   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investments of excess cash:
       Purchases of available-for-sale securities......................      (79,871)            --              --
       Sales of available-for-sale securities..........................        6,000             --              --
   Deposit on building.................................................         (304)            --              --
   Proceeds from sale of property and equipment........................           --             --              97
   Purchases of property and equipment.................................       (4,980)          (214)           (106)
                                                                         ------------   ------------    ------------
   Net cash used in investing activities...............................      (79,155)          (214)             (9)
                                                                         ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock, net.........................      126,464            104              16
   Proceeds from issuance of redeemable preferred stock, net...........        3,750         12,393              --
   Proceeds from bank note.............................................           --            200             800
   Payment of bank note................................................       (1,000)            --              --
   Proceeds from factoring receivables.................................           --             --              73
   Proceeds from exercise of common stock warrant......................           --             --             208
   Repurchase of unvested common stock.................................           (9)            --              --
   Principal payments on capital leases................................         (863)          (146)             --
                                                                         ------------   ------------    -----------
   Net cash provided by financing activities...........................      128,342         12,551           1,097
                                                                         -----------    -----------     -----------
Increase (decrease) in cash and cash equivalents.......................       39,135          8,796            (648)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.........................        9,060            264             912
                                                                         -----------    -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR...............................  $    48,195    $     9,060     $       264
                                                                         ===========    ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest..............................................  $        67    $        97     $        24
                                                                         ===========    ===========     ===========
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Equipment purchased under capital lease.............................  $     1,497    $       824     $        --
                                                                         ===========    ===========     ===========
   Accretion on redeemable preferred stock and warrants................  $     1,049    $     1,038     $       518
                                                                         ===========    ===========     ===========
   Common stock issued for notes receivable............................  $       134    $        96     $        --
                                                                         ===========    ===========     ===========
   Deferred compensation related to stock option grants................  $     1,133    $     1,211     $        --
                                                                         ===========    ===========     ===========
   Conversion of redeemable preferred stock into common stock..........  $    26,202    $        --     $        --
                                                                         ===========    ===========     ===========
   Unrealized loss on available for sale securities....................  $       262    $        --     $        --
                                                                         ===========    ===========     ===========

              See Notes to Consolidated Financial Statements.

                      VICINITY CORPORATION AND SUBSIDIARIES

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS. Vicinity Corporation (the "Company") was formed in 1995. A leading provider of Internet-based marketing infrastructure services designed to help clients turn Web traffic into store traffic, Vicinity began its operations by providing maps, driving directions and directory services to regional telephone companies and large portal companies. During fiscal 2000, the Company completed its initial public offering ("IPO"), and expanded operations into Europe. In its IPO, the Company issued 8,050,000 shares of common stock at a price of $17.00 per share and received approximately $125.9 million in cash, net of underwriting discounts and other offering costs.

      USE OF ESTIMATES. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      PRINCIPALS OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in the United Kingdom, France and Germany. All material intercompany balances and transactions have been eliminated in consolidation.

      FOREIGN CURRENCY TRANSLATION. For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the exchange rates during the year. Exchange gains or losses arising from translation of such foreign entity financial statements are included as a component of other comprehensive loss. Through July 31, 2000, the Company's exchange gains or losses from translation of foreign entity financial statements have not been significant.

      REVENUE RECOGNITION. The Company derives its revenues from license and hosting fees and service and transaction fees. Revenues from license and hosting are recognized in accordance with Statement of Position (SOP) No. 97-2, "Software Revenue Recognition." As such, these revenues are recognized ratably over the life of the contract, which typically has one year, non- refundable terms. Service and transaction fees consist of revenue generated from project-related professional services and, to a lesser degree, from fees derived from advertising, sponsorship and e-commerce transactions. These revenues are recognized as the services are performed. The Company has no barter agreements, and no revenues have been derived from barter transactions to date. Accounts receivable consists of amounts due from customers under signed contracts where performance on the contract has commenced. Deferred revenue consists of customer payments received and accounts receivable recorded in advance of recognizing revenue for license and hosting fees.

      COST OF REVENUES. Cost of revenues includes salaries and benefits of the Company's operations personnel, the cost of acquiring data and content, the leasing and depreciation cost of the Company's computer hosting equipment and Internet connection and data center charges.

      CONCENTRATION OF CREDIT RISK. Financial instruments that subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its cash and cash equivalents primarily in depository accounts and money market accounts of recognized financial institutions. The Company's short-term investments consist primarily of interest-bearing securities, including government securities, municipal bonds, time deposits, Eurodollar deposits, certificates of deposit with approved financial institutions, commercial paper rated A-1/P-1/F-1, corporate notes and bonds and other money market instruments of similar liquidity and credit quality. To reduce credit risk with trade accounts receivable, the Company performs evaluations of the credit worthiness of its customers on an ongoing basis. The Company does not generally require collateral or other security. The Company historically has not experienced any significant credit losses. As of July 31, 2000, one customer comprised 17% of the Company's trade accounts receivable balance. As of July 31, 2000 and 1999, the allowance for doubtful accounts was approximately $134,000 and $80,000, respectively.

      CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS. The Company considers all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. The

                      VICINITY CORPORATION AND SUBSIDIARIES

Company considers investments with original maturities of more than three months but less than one year at the date of acquisition to be short-term investments. Where the original maturity is more than one year, the investments are classified as short-term as the Company's intention is to convert them into cash for operations. Short-term investments are classified as available-for-sale and are carried at fair value.

      SECURITIES AVAILABLE-FOR-SALE. Marketable equity securities and debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of other comprehensive loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income. Through July 31, 2000, the Company has not realized significant gains or losses on the sale of available-for-sale marketable securities.

      FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amount of the Company's financial instruments, which include cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and debt obligations, approximate their fair values as of July 31, 2000 and 1999.

      PROPERTY AND EQUIPMENT. Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the equipment, generally three to five years. Leasehold improvements are amortized over the lesser of the remaining life of the lease, or five years.

      INCOME TAXES. The Company accounts for income taxes using the asset and liability method. In accordance with this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      SOFTWARE DEVELOPMENT COSTS. Costs related to the development of new products and enhancements to existing products are charged to operations as incurred. Software development costs are required to be capitalized when a product's technological feasibility has been established by completion of a working model of the product. To date, completion of a working model of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs.

      The Company accounts for the costs of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which was effective for fiscal years beginning after December 15, 1998. This statement requires that certain costs incurred during a software development project be capitalized. These costs generally include external direct costs of materials and services consumed in the project, and internal costs such as payroll and benefits of those employees directly associated with the development of the software. During the year ended July 31, 2000, the Company capitalized approximately $0.3 million under SOP 98-1, which will be amortized over the estimated useful life of the software developed, which is generally three years.

      IMPAIRMENT OF LONG-LIVED ASSETS. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying cost or fair value less costs to sell.

                      VICINITY CORPORATION AND SUBSIDIARIES

      ADVERTISING EXPENSE. The cost of advertising is expensed as incurred. Advertising costs totaled approximately $2,079,000, $287,000 and $1,200 for the years ended July 31, 2000, 1999 and 1998, respectively.

      RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

      Diluted net loss per share does not include the effect of the following anti-dilutive common equivalent shares (in thousands):

                                                                                     Years Ended July 31,
                                                                         ------------------------------------------
                                                                             2000          1999             1998
                                                                         -----------    -----------     -----------
Stock options..........................................................      2,212          2,064           2,873
Shares of common stock subject to repurchase...........................      1,079            738              --
Convertible preferred warrants.........................................         --            952              --
Convertible preferred stock (as if converted)..........................         --          9,152           7,733
                                                                         -----------    -----------     -----------
                                                                             3,291         12,906          10,606
                                                                         ===========    ===========     ===========


      The weighted-average exercise prices of stock options were, $10.63, $0.22 and $0.11 as of July 31, 2000, 1999 and 1998, respectively. The weighted-average exercise price of shares of common stock subject to repurchase was $0.48 and $0.15 as of July 31, 2000 and 1999, respectively.

      STOCK-BASED COMPENSATION. The Company accounts for its stock-based compensation arrangements for employees using the intrinsic-value method. Compensation expense is recorded for the Company's stock options on the date of grant, to the extent the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for common stock. Options granted to consultants and other non-employees are considered compensatory and are accounted for at fair value. The Company amortizes deferred stock-based compensation in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28.

      COMPREHENSIVE LOSS. The following table sets forth the calculation of comprehensive loss for the years ended July 31, 2000, 1999 and 1998 (in thousands):

                                                                                     Years Ended July 31,
                                                                         ------------------------------------------
                                                                             2000          1999             1998
                                                                         ------------   ------------    ------------
Net loss...............................................................  $   (15,417)   $    (5,515)    $    (2,481)
Unrealized losses on available-for-sale securities.....................         (262)            --              --
                                                                         ------------   -----------     -----------
Comprehensive loss.....................................................  $   (15,679)   $    (5,515)    $    (2,481)

                      VICINITY CORPORATION AND SUBSIDIARIES

NOTE 2 - BALANCE SHEET COMPONENTS

                                                                                               July 31,
                                                                                      -----------------------------
                                                                                          2000              1999
                                                                                      -----------       -----------
                                                                                           (In thousands)
Cash and cash equivalents:
   Cash...........................................................................    $       772       $       121
   Money market funds.............................................................         39,789             8,939
   Commercial paper...............................................................          7,634                --
                                                                                      -----------       -----------
                                                                                      $    48,195       $     9,060
                                                                                      ===========       ===========

Property and equipment, net:
   Furniture and fixtures.........................................................    $       348       $        15
   Computer equipment.............................................................          3,600               144
   Software.......................................................................          1,041               103
   Equipment under capital lease..................................................          2,321               824
   Leasehold improvements.........................................................            282                29
                                                                                      -----------       -----------
                                                                                            7,592             1,115

   Accumulated depreciation and amortization......................................          1,875               203
                                                                                      -----------       -----------
                                                                                      $     5,717       $       912
                                                                                      ===========       ===========

Accrued liabilities:
   Accrued compensation...........................................................    $     2,729       $       433
   Accrued expenses...............................................................          1,044               371
   Accrued legal settlement.......................................................             --               441
                                                                                      -----------       -----------
                                                                                      $     3,773       $     1,245
                                                                                      ===========       ===========

      Accumulated amortization on equipment under capital lease totaled approximately $1,035,000 and $151,000 as of July 31, 2000 and 1999,
respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

      In fiscal 1999, the Company entered into a settlement agreement and agreed to pay approximately $441,000 for a patent license with respect to an intellectual property rights claim. The payment was made in August 1999.

                      VICINITY CORPORATION AND SUBSIDIARIES

NOTE 3 - INVESTMENTS

      The following is a summary of available-for-sale debt and marketable equity securities:

                                                                            AVAILABLE-FOR-SALE
                                                                                SECURITIES
                                                                       -----------------------------
                                                                          GROSS             GROSS        ESTIMATED
                                                                       UNREALIZED        UNREALIZED        FAIR
                                                           COST           GAINS            LOSSES          VALUE
                                                       -----------     -----------      ------------    -----------
                                                                              (IN THOUSANDS)
JULY 31, 2000
-------------

U.S. treasury securities.............................  $     3,036     $        --      $        (7)    $     3,029
Commercial paper, corporate bonds and
  medium-term notes..................................       63,281              --             (253)         63,028
Municipal bonds......................................       15,188              --              (13)         15,175
                                                       -----------     -----------      ------------    -----------
   Total debt securities.............................  $    81,505     $        --      $      (273)    $    81,232
                                                       ===========     ===========      ============    ===========

Amounts included in cash and cash equivalents........  $     7,634     $        --      $       (11)    $     7,623
Amounts included in short-term investments...........       73,871              --             (262)         73,609
                                                       -----------     -----------      ------------    -----------
                                                       $    81,505     $        --      $      (273)    $    81,232
                                                       ===========     ===========      ============    ===========

   Maturities of debt securities at market value at July 31, 2000 are as follows (in thousands):

   Mature in one year or less...........................................................................$    38,240
   Mature after one year through five years.............................................................$    29,392
   Mature after five years..............................................................................$    13,600
                                                                                                        -----------
                                                                                                        $    81,232

NOTE 4 - LINE OF CREDIT

In fiscal 1998, the Company entered into a line of credit agreement with a credit limit of $1,000,000 and a variable interest rate. The debt was guaranteed by CMGI, Inc., an affiliate of the Company's largest stockholder, CMGI@Ventures, and was secured by the assets of the Company. In August 1999, the Company paid the outstanding balance of $1,000,000. This line of credit agreement expired in May 2000.

NOTE 5 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

    A summary of redeemable convertible preferred stock follows:

                                         Shares outstanding
                                           as of July 31,        Liquidation       Liquidation          Redemption      Redemption
                                      ------------------------   preference        premium              price           premium
                                         2000         1999        per share        per share            per share       per share
                                      -----------  -----------  -------------      -------------     --------------     ---------
Series A............................           --    1,852,000        $0.27           $0.019             $0.270          $0.019
Series B............................           --    1,981,000        $0.80           $0.056             $0.800          $0.056
Series C............................           --    3,304,000        $1.51           $0.110             $1.510          $0.110
Series D............................           --    2,301,000        $4.35           $0.152             $2.173          $0.152
Series E............................           --       59,000        $4.20           $0.147             $2.100          $0.147
Series F............................           --    1,720,000        $7.50               --             $5.000          $0.350
                                      -----------  -----------
                                               --   11,217,000
                                      ===========  ===========

                      VICINITY CORPORATION AND SUBSIDIARIES

    In the event of any liquidation event, the holders of the Series A, B, C, D and E preferred stock were entitled to receive the liquidation preference per share plus the liquidation premium per share per annum from the date of issuance of these shares, plus all declared but unpaid dividends. Shares of Series F preferred stock had a liquidation preference of $7.50 per share, plus all declared but unpaid dividends, in the event of a dissolution or winding up, either voluntary or involuntary, of the Company. Upon the sale of the Company, shares of Series F preferred stock had a liquidation preference of $5.00 per share, plus all declared but unpaid dividends.

    The holders of the redeemable convertible preferred stock could request redemption of their shares plus the redemption premium per share per annum from the date of issuance of these shares, plus all declared but unpaid dividends. The redemption could be requested on or after January 31, 2003 and the redemption amount was payable in cash by the Company within two years and three months from the date that a written request for redemption is received. The redemption premium was charged to the statements of operations as accretion on redeemable convertible preferred stock. For the years ended July 31, 2000, 1999 and 1998 the amount of accretion recorded by the Company was $1,049,000, $1,038,000 and $518,000, respectively.

    A summary of the liquidation and redemption amounts follows:

                                                            Liquidation Amount                 Redemption Amount
                                                       ---------------------------      ---------------------------
                                                                                 JULY 31,
                                                       ------------------------------------------------------------
                                                           2000           1999              2000           1999
                                                       -----------     -----------      -----------     -----------
                                                                              (IN THOUSANDS)
Series A.............................................  $        --     $       614      $        --     $       614
Series B.............................................           --           1,923               --           1,923
Series C.............................................           --           5,953               --           5,953
Series D.............................................           --          10,424               --           5,416
Series E.............................................           --             253               --             128
Series F.............................................           --          12,900               --           8,608
                                                       -----------     -----------      -----------     -----------
                                                       $        --     $    32,067      $        --     $    22,642
                                                       ===========     ===========      ===========     ===========

      Each share of Series A, C, D, E and F preferred stock is convertible into
1.0 share of common stock. Each share of Series B preferred stock was convertible into 1.3 shares of common stock. Upon completion of the Company's IPO in fiscal 2000, all shares were automatically converted to common stock and the holders of the shares were not eligible to be paid the redemption premium. The redemption premium accrued through that date was credited to additional paid in capital.

      Holders of Series A, B, C, D, E and F preferred stock voted equally with holders of common stock on an as-if-converted basis.

      No dividends have been declared or paid on the preferred stock or common stock since the Company's inception.

NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT)

WARRANTS. In connection with the Series D preferred stock issuance, the Company issued warrants to a venture capital firm to purchase 952,381 shares of Series E preferred stock with an exercise price of $2.10 per share. These warrants, which were exercised prior to the Company's IPO, were valued at approximately $551,000 using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of approximately 5.6%; a contractual life of one year; no dividends; and an expected volatility of 65%. The value of these warrants was recorded as a reduction in the value of the Series D preferred stock and was being charged to the statements of operations as a component of accretion on redeemable convertible preferred stock.

                      VICINITY CORPORATION AND SUBSIDIARIES

      In addition, in June and July 1999, the Company entered into agreements with two separate business partners whereby the Company agreed to issue warrants for the purchase of common stock contingent upon the attainment of performance milestones.

      The first agreement, signed in June 1999, provided for the issuance of warrants exercisable for up to 50,000 shares of common stock at an exercise price of $0.50 per share as performance milestones are achieved, and had en expiration date of June 2002. Upon issuance of the warrants, the difference between the fair value and the exercise price at the date of achievement of the performance milestone would be recorded as an expense. This agreement was superceded by another agreement in May 2000 that does not involve the issuance of warrants. No performance milestones under the first agreement had been met or determined to be probable and, accordingly, no warrants were ever issued under the first agreement.

      The second agreement, signed in July 1999, provides for the issuance of warrants exercisable for up to 275,000 shares of common stock, contingent upon the attainment of performance milestones and expires in July 2002. The exercise price for these warrants shall be determined as of the date when a specific milestone is achieved and shall be equal to the price per share received by the Company in the most recent private equity financing round of the Company or, following an IPO, the average trading price of the Company's common stock over the five trading days immediately prior to the date of issuance of these warrants. Upon issuance of the warrants, any difference between the fair value and the exercise price at the date of achievement of the performance milestone will be recorded as an expense. At July 31, 2000, no performance milestones under either agreement had been met or determined to be probable and, accordingly, no warrants have been issued or related expense recorded.

      COMMON STOCK. In February 2000, the Company completed its initial public offering ("IPO"), which resulted in the sale by the Company of 8,050,000 shares of common stock at $17.00 per share. The Company's net proceeds from the IPO, after deducting underwriting discounts and offering expenses, were approximately $125.9 million.

NOTE 7 - EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN

      Effective March 1997, the Company established a qualified 401(k) plan (the
Plan) available to all employees who meet the Plan's eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Plan up to a statutory maximum amount. The Company may make matching contributions to the Plan on a discretionary basis. The Company did not make any contributions to the Plan in fiscal 2000, 1999 or 1998.

OPTION PLANS

      1995 STOCK OPTION PLAN. In October 1995, the Company's Board of Directors approved the 1995 Stock Option Plan (1995 Plan) and reserved 1,000,000 shares of common stock for issuance under the Plan. In fiscal 1996, an additional 1,000,000 shares of common stock were approved by the Board of Directors and reserved for issuance under the 1995 Plan. The Board of Directors elected to reduce the number of shares of common stock reserved under the 1995 Plan and 296,448 and 28,281 shares were retired from the 1995 Plan in fiscal 1998 and 1999, respectively. The 1995 Plan provides for stock options to be granted to employees, consultants, officers, and directors. Options may be granted at an exercise price not less than 100% of the estimated fair market value, as determined by the Company's Board of Directors, for incentive stock options, and 85% of the estimated fair market value at the date of grant for nonqualified stock options. All options are granted at the discretion of the Company's Board of Directors and have a term not greater than ten years from the date of grant. Options issued generally vest ratably over four years (25% one year after the grant date and at a rate of 1/48 per month thereafter).

      1996 INCENTIVE STOCK OPTION PLAN. In November 1996, the Company's Board of Directors approved the 1996 Incentive Stock Option Plan (1996 Plan), which is effective for a term of ten years. The Board of Directors reserved 809,132 shares of common stock for issuance under the 1996 Plan at that time. During fiscal 1998 and 1999, additional shares of common stock of 2,482,185 and 600,000, respectively, were approved by the Board of Directors and reserved for

                      VICINITY CORPORATION AND SUBSIDIARIES
issuance under the 1996 Plan. Options may be granted at an exercise price not less than 100% of the estimated fair market value, as determined by the Company's Board of Directors, for incentive stock options, and 85% of the estimated fair market value at the date of grant for nonqualified stock options. All options are granted at the discretion of the Company's Board of Directors and have a term not greater than ten years from the date of grant. Options issued generally vest ratably over four years (25% one year after the grant date and at a rate of 1/48 per month thereafter).

      2000 EQUITY PARTICIPATION PLAN. In December 2000, the Company's Board of Directors approved the 2000 Equity Participation Plan (2000 Plan), which is effective for a term of ten years. The 2000 Plan is a successor equity plan to the Company's 1996 Incentive Stock Option Plan. As a result, shares that become available for issuance as a result of stock options expiring or becoming exercisable under the 1996 Plan may be issued under the 2000 Plan. As of July 31, 2000, there were outstanding under the 1996 Plan stock options to purchase an aggregate of 860,545 shares which, if expire or become unexercisable, may be issued under the 2000 Plan. Under the 2000 Plan, a total of 1,823,900 shares of common stock have been reserved for issuance. Options may be granted at an exercise price not less than 100% of the estimated fair market value, as determined by the Company's Board of Directors, for incentive stock options, and 85% of the estimated fair market value at the date of grant for nonqualified stock options. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any incentive stock option granted must be at least equal 110% of the fair market value on the grant date and the term must not exceed five years. All options are granted at the discretion of the Company's Board of Directors and have a term not greater than ten years from the date of grant. Options issued generally vest ratably over four years (25% one year after the grant date and at a rate of 1/48 per month thereafter). In addition, the 2000 Plan provides that, in the event of a merger of the Company with or into another corporation, the administrator will have the authority, but not the obligation to accelerate the vesting of each outstanding option and other award, except that options issued to non-employee directors will vest in full upon the closing of a merger transaction.

                      VICINITY CORPORATION AND SUBSIDIARIES

   The following is a summary of activity for all stock option plans for the three years ended July 31, 2000:

                                                                           Options                       Weighted-
                                                                          available                       average
                                                                         for future        Options       exercise
                                                                            grant        outstanding          price
                                                                         -----------    ------------    -----------
Balances as of July 31, 1997...........................................      403,632        994,500     $      0.10
Authorized.............................................................    2,482,185             --              --
Shares retired.........................................................     (296,448)            --              --
Options granted........................................................   (2,530,637)     2,530,637            0.11
Options exercised......................................................           --       (136,135)           0.10
Options canceled.......................................................      516,365       (516,365)           0.11
                                                                         -----------    ------------    -----------

Balances as of July 31, 1998...........................................      575,097      2,872,637            0.11
Authorized.............................................................      600,000             --              --
Shares retired.........................................................      (28,281)            --              --
Options granted at fair value..........................................     (349,000)       349,000            0.15
Options granted below fair value.......................................     (822,500)       822,500            0.42
Options exercised......................................................           --     (1,527,586)           0.13
Options canceled.......................................................      452,551       (452,551)           0.10
                                                                         -----------    ------------    -----------

Balances as of July 31, 1999...........................................      427,867      2,064,000            0.22
Authorized.............................................................    1,900,000             --              --
Options granted at fair value..........................................   (1,644,500)     1,644,500           14.12
Options granted below fair value.......................................     (338,250)       338,250            3.72
Options exercised......................................................    1,655,317     (1,655,317)           0.42
Options canceled.......................................................      179,596       (179,596)           4.10
                                                                         -----------    ------------    -----------
Balances as of July 31, 2000...........................................    2,180,030      2,211,837     $     10.63
                                                                         ===========    ===========     ===========

      There were 870,493 and 692,470 options exercisable as of July 31, 2000 and 1999, respectively. The weighted-average fair value of employee stock options granted at fair value during fiscal 2000, 1999 and 1998 was $3.15, $0.03, and $0.02, respectively. The weighted average fair value of employee stock options granted below fair value during fiscal 2000 and 1999 was $4.10 and $1.51, respectively. The fair value of employee options granted was estimated on the date of grant using the Black-Scholes option-pricing model.

      Several of the Company's stock option plans allow for the issuance of stock options, which may be exercised by full recourse note or by cash to purchase common stock at any time subsequent to issuance. These shares of common stock may be subject to vesting. The Company has the right to repurchase all unvested shares at the original exercise price in the event of employee termination. The number of shares subject to the repurchase right decreases as the shares vest under the original option terms, generally four years. As of July 31, 2000, there were 1,079,000 shares subject to repurchase at prices ranging from $0.10 to $8.00, with a weighted-average repurchase price of $0.48 per share.

                      VICINITY CORPORATION AND SUBSIDIARIES

      The following table summarizes information about stock options under the plans as of July 31, 2000:

                                                     OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                        --------------------------------------------    ---------------------------
                                                           WEIGHTED-       WEIGHTED-                      WEIGHTED-
                                                            AVERAGE        AVERAGE                        AVERAGE
                                           NUMBER OF     REMAINING LIFE    EXERCISE       NUMBER OF       EXERCISE
RANGE OF EXERCISE PRICES                    SHARES         (IN YEARS)       PRICE          SHARES          PRICE
------------------------------------    -----------    --------------    -----------    -----------     -----------
$0.10 - 1.00............................    367,687               8.2    $      0.31        367,687     $      0.31
$1.25 - 5.00............................    242,150               9.1           3.73        207,150            3.86
$8.00 - 12.00...........................    919,250               9.4          10.78        295,656            8.25
$13.00 - 27.00..........................    622,750               9.6          15.99             --              --
$30.50 - 64.00..........................     60,000               9.6          43.54             --              --
                                        -----------    --------------    -----------    -----------     -----------

                                          2,211,837               9.3    $     10.63        870,493     $      3.85
                                        ===========    ==============    ===========    ===========     ===========

EMPLOYEE STOCK PURCHASE PLAN

      In December 1999, the Company's Board of Directors adopted the Vicinity Corporation 2000 Employee Stock Purchase Plan ("2000 ESPP"). A total of 200,000 shares of common stock may be sold under the 2000 ESPP. The 2000 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of the participant's base compensation. Base compensation is defined as the participant's total compensation that he or she receives on each payday as compensation for services to the Company. The purchase plan, which is intended to qualify under Section 423 of the Internal Revenue Code, contains consecutive offer periods that are generally 12 months in duration. The offer periods start on March 1 and end on the last day of February of each year. Each offer period is comprised of two consecutive six-month purchase periods. The price of Common Stock purchased under the 2000 ESPP is 85% of the lesser of the fair market value of the Common Stock (1) the first day of the purchase period or (2) the last day of the purchase period in which an eligible employee participates. As of July 31, 2000, no shares had been issued under the 2000 ESPP.

STOCK-BASED COMPENSATION

      The Company uses the intrinsic-value method in accounting for its stock-based compensation arrangements with employees. Stock- based compensation expense is recognized for employee stock option grants in those instances in which the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. The Company recorded deferred stock-based compensation expense before taxes of $1,133,000 and $1,211,000 during the years ended July 31, 2000 and 1999, respectively. Compensation expense is amortized in accordance with Financial Accounting Standards Board
(FASB) Interpretation No. 28. Approximately $1,017,000 and $167,000 of stock-based compensation expense was recognized in the years ended July 31, 2000 and 1999, respectively. No stock-based compensation expense was recognized in the year ended July 31, 1998.

      The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option-pricing model. The following weighted-average assumptions were used in these calculations: (i) Option Plans - a risk-free interest rate of 6.4%, 5.2% and 5.6% for the years ended July 31, 2000, 1999 and 1998, respectively; an expected life of four years for the years ended July 31, 2000 and 1999, and six years for the years ended July 31, 1998 and; dividend yield of 0%; and volatility of 100%, 0% and 0% for the years ended July 31, 2000, 1999 and 1998, respectively; (ii) ESPP - a risk-free interest rate of 5.8%, an expected life of six months and volatility of 130% for the year ended July 31, 2000, which was the first fiscal year of existence for the Company's ESPP.

                      VICINITY CORPORATION AND SUBSIDIARIES

      Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value approach set forth in Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," the Company's net losses for the years ended July 31, 2000, 1999 and 1998 would have been as follows:

                                                                                    Years Ended July 31,
                                                                         -------------------------------------------
                                                                            2000            1999           1998
                                                                         ------------   ------------    ------------
Net loss applicable to common stockholders - as reported...............  $   (16,466)   $    (6,553)    $    (2,999)
Pro forma stock-based compensation expense.............................       (1,744)           (37)            (16)
                                                                         ------------   ------------    ------------
Net loss applicable to common stockholders - pro forma.................  $   (18,210)   $    (6,590)    $    (3,015)
                                                                         ============   ============    ============

BASIC AND DILUTED NET LOSS PER SHARE - as reported.....................  $     (1.08)   $     (1.67)    $     (1.00)
                                                                         ============   ============    ============
BASIC AND DILUTED NET LOSS PER SHARE - pro forma.......................  $     (1.19)   $     (1.67)    $     (1.00)
                                                                         =============  ============    ============


NOTE 8 - INCOME TAXES

      The Company incurred no income tax expense for the years ended July 31, 2000, 1999 and 1998. The income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:

                                                                                    Years Ended July 31,
                                                                         -------------------------------------------
                                                                            2000            1999           1998
                                                                         ------------   ------------    ------------
Computed expected tax (benefit)........................................  $    (5,242)   $    (1,875)    $      (844)
Stock-based compensation...............................................          377             --              --
Current year net operating losses and temporary differences
   for which no tax benefit is recognized..............................        4,865          1,863             838
Other..................................................................           --             12               6
                                                                         -----------    -----------     -----------
                                                                         $        --    $        --     $        --
                                                                         ===========    ===========     ===========

      The effects of temporary differences that give rise to significant portions of deferred tax assets as of July 31 are as follows:

                                                                                               July 31,
                                                                                      -----------------------------
                                                                                        2000              1999
                                                                                      -----------       -----------
                                                                                              (In thousands)
Deferred tax assets:
   Accruals and reserves..........................................................    $     4,499       $     2,428
   Net operating loss carryforwards and credits...................................          8,310             3,853
                                                                                      -----------       -----------
       Total gross deferred tax assets before valuation allowance                          12,809             6,281

Valuation allowance...............................................................        (12,809)           (6,281)
                                                                                      ------------      ------------
                                                                                      $        --       $        --
                                                                                      ===========       ===========

      As of July 31, 2000, the Company has available net operating losses for federal and state income tax purposes of $18,721,000 and $18,034,000, respectively. The federal net operating loss carryforward will expire, if not utilized, in the years 2011 through 2020. The California net operating loss carryforwards will expire, if not utilized, in the years 2004 through 2005. The Company has research credit carryforwards for federal income tax purposes of $351,000. The Company has a valuation allowance for the full amount of the deferred tax assets as of July 31, 2000 and 1999, as management does not believe it is more likely than not that the value of the assets is recoverable.

                      VICINITY CORPORATION AND SUBSIDIARIES

      Federal and state tax laws impose substantial restrictions on the utilization of net operating loss carryforwards in the event of an "ownership change" as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change has occurred, utilization of the net operating loss carryforwards could be significantly deferred and/or reduced.

NOTE 9 - COMMITMENTS

      LEASES. The Company leases equipment and its facilities under non-cancelable operating and capital leases with expiration dates through 2008. Future minimum lease payments under the Company's non-cancelable operating and capital leases as of July 31, 2000 are as follows (in thousands):

                                                                                       Capital           Operating
                                                                                       Leases              Leases
                                                                                      -----------       -----------
YEAR ENDING JULY 31,
--------------------
   2001...........................................................................    $     1,142       $     1,806
   2002...........................................................................            294             1,722
   2003...........................................................................             --             1,708
   2004...........................................................................             --             1,710
   2005...........................................................................             --             1,712
   thereafter.....................................................................             --             4,689
                                                                                      -----------       -----------
       Total minimum lease payments...............................................          1,436       $    13,347
                                                                                                        ===========

Less: amount representing interest................................................           (124)
                                                                                      ------------
Present value of minimum lease payments...........................................          1,312

Less current portion..............................................................          1,042
                                                                                      -----------
                                                                                      $       270
                                                                                      ===========

      Rental expense amounted to approximately $1,616,000, $1,142,000 and $771,000 for the years ended July 31, 2000, 1999 and 1998, respectively. Rental expense of approximately $47,000 for the year ended July 31, 2000 and $142,000 during the years ended July 31, 1999 and 1998 was paid to Navisite, an affiliate of CMGI.

      LICENSE FEES. The Company has entered into agreements with several content providers. As of July 31, 2000, the terms of such agreements include the following future minimum license fees (in thousands):


2001....................................................................................................$     1,084
2002....................................................................................................$     1,044
2003....................................................................................................$        81
2004....................................................................................................$         7
                                                                                                        -----------
                                                                                                        $     2,216
                                                                                                        ===========

NOTE 10 - SEGMENT INFORMATION

      The Company's chief operating decision maker (CODM) is considered to be the Company's CEO. The CODM evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying financial statements. Therefore, the Company operates in a single segment for purposes of disclosure under SFAS No. 131.

                      VICINITY CORPORATION AND SUBSIDIARIES

      The Company's revenues in fiscal 2000 have been earned from customers in the United States with the exception of approximately $1.3 million, which was earned from customers in Europe. For the year ended July 31, 2000, no customer accounted for 10% or more of the Company's revenues. For the years ended July 31, 1999 and 1998, one customer accounted for approximately 11% and 26%, respectively, of the Company's revenues.

      All of the Company's long-lived assets are located in the United States.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments (including derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133, as amended by SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. To date, the Company has not entered into any derivative financial instruments or hedging activities.

      In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB No. 101), as amended by SAB No. 101B, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements; however, SAB No. 101 does not change existing literature on revenue recognition. SAB No. 101 explains the staff's general framework for interpretation of revenue recognition rules. The Company believes that its current revenue recognition policy is in compliance with this guidance; however, the Company continues to evaluate the impact, if any, of SAB No. 101 and any possible subsequent interpretations of SAB No. 101 on the Company's policies and procedures. SAB No. 101 is effective beginning with the Company's fiscal quarter ending July 31, 2001.

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

      In March 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-2, "Accounting for Web Site Development Costs." EITF No. 00-2 establishes accounting and reporting standards for capitalization of web site development costs in accordance with AICPA Statement of Position No. 98-1. The Company adopted EITF No. 00-2 during the fiscal quarter ended April 30, 2000. The adoption of EITF No. 00-2 did not have a material impact on the Company's results of operations or financial position.

NOTE 12 - CONTINGENCIES

      In May 1999, a founder and former employee of the Company filed a complaint against the Company and several of the Company's officers in California Superior Court for reformation of contract alleging various contract and tort causes of action and seeking declaratory relief. In the complaint, the founder and former employee seeks, among other things, the issuance of at least 281,250 shares of the Company's common stock, an unspecified amount of compensatory damages and punitive damages, plus attorneys' fees. In November 1999, the court stayed the claim and granted the Company's motion to compel arbitration. Such arbitration is currently scheduled to occur in November 2000. The Company plans to vigorously defend against these allegations.

NOTE 13 - RELATED PARTY TRANSACTIONS

During the year ended July 31, 2000, the Company recognized license and hosting revenue of $62,500 related to a contract with an affiliate of CMGI.

                      VICINITY CORPORATION AND SUBSIDIARIES

As of July 31, 1998, the Company had a noninterest bearing payable to Navisite Internet Services, an affiliate of CMGI, for $163,686, relating to the lease of computer equipment that was paid during fiscal 1999.

In addition to rental expense paid to Navisite, approximately $40,000, $49,000 and $8,000 was paid for data center services during the years ended July 31, 2000, 1999 and 1998, respectively.

NOTE 14 - SUBSEQUENT EVENT

On October 18, 2000, the Company reached a definitive agreement (the "NetCreate Agreement") to acquire NetCreate Systems, Inc. ("NetCreate"), an Internet products company that provides tools and services to build or enhance the features and functionality of web sites. In accordance with the NetCreate Agreement, the Company paid $250,000 in cash and issued approximately 441,000 shares of its Common Stock in exchange for all outstanding shares of NetCreate Common Stock. In addition, the Company will issue options to purchase approximately 90,000 shares of the Company's Common Stock in exchange for outstanding options to purchase NetCreate Common Stock. The aggregate purchase price to be allocated to acquired assets and liabilities is expected to be approximately $5.0 to $5.5 million, which includes acquisition-related costs. The acquisition will be accounted for using the purchase method of accounting.

NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                     FISCAL YEAR ENDED JULY 31, 2000
                                                      ------------------------------------------------------------
                                                           FIRST         SECOND           THIRD         FOURTH
                                                          QUARTER        QUARTER         QUARTER        QUARTER
                                                      --------------  -------------  -------------  --------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..............................................$      2,531    $      3,318   $      4,340   $      5,001
Operating expenses....................................$      3,847    $      4,902   $      7,814   $      8,644
Loss from operations..................................$     (2,927)   $     (3,627)  $     (6,022)  $     (6,507)
Net loss..............................................$     (2,872)   $     (3,575)  $     (4,454)  $     (4,515)
Net loss applicable to common stockholders............$     (3,374)   $     (4,078)  $     (4,499)  $     (4,515)
Basic and diluted net loss per share..................$      (0.71)   $     (0.79)   $      (0.18)  $      (0.17)
Weighted average shares used in basic and
  diluted net loss per share calculation...............      4,745           5,139         24,742         26,908


                                                                     FISCAL YEAR ENDED JULY 31, 1999
                                                      ------------------------------------------------------------
                                                           FIRST         SECOND           THIRD         FOURTH
                                                          QUARTER        QUARTER         QUARTER        QUARTER
                                                      --------------  -------------  -------------  --------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..............................................$      1,492    $      1,421   $      1,427   $      2,084
Operating expenses....................................$      1,269    $      1,437   $      1,874   $      3,359
Loss from operations..................................$       (651)   $       (923)  $     (1,482)  $     (2,408)
Net loss..............................................$       (669)   $       (928)  $     (1,490)  $     (2,428)
Net loss applicable to common stockholders............$       (798)   $     (1,149)  $     (1,779)  $     (2,828)
Basic and diluted net loss per share..................$      (0.21)   $     (0.30)   $      (0.45)  $      (0.69)
Weighted average shares used in basic and
  diluted net loss per share calculation...............      3,813           3,872          3,928          4,069

                              VICINITY CORPORATION

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS






                                                                        ADDITIONS
                                                         BALANCE         CHARGED                        BALANCE
                                                           AT              TO                             AT
                                                        BEGINNING       COSTS AND                        END
                                                         OF YEAR        EXPENSES       DEDUCTIONS       OF YEAR
                                                      ------------    ------------   ------------   ------------
                                                                              (IN THOUSANDS)
Year ended July 31, 1998:
   Allowance for doubtful accounts....................$         --    $         --   $         --   $         --
                                                      ============    ============   ============   ============
Year ended July 31, 1999:
   Allowance for doubtful accounts....................$         --    $         80   $         --   $         80
                                                      ============    ============   ============   ============
Year ended July 31, 2000:
  Allowance for doubtful accounts.....................$         80    $         54   $         --   $        134
                                                      ============    ============   ============   ============