Form 10-K/A
period 2000-07-31
VICINITY CORP
filed 2000-11-28
CIK 1029784

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2000.

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2000 based on the closing sales price of the registrant's common stock, as reported on the Nasdaq National Market, was approximately $157,122,000. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of Common Stock, par value $0.001 per share, of Vicinity Corporation outstanding as of November 22, 2000 was 28,608,702.

                                EXPLANATORY NOTES

         This Amendment No. 1 on Form 10-K/A is being filed by Vicinity Corporation as an amendment to our Annual Report on Form 10-K for the fiscal year ended July 31, 2000 to amend and restate in its entirety Part III.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


CERTAIN INFORMATION WITH RESPECT TO DIRECTORS

         The following table sets forth certain information with respect to the members of our Board of Directors as of November 22, 2000.

NAME OF DIRECTOR                 AGE      POSITION                         DIRECTOR SINCE             CLASS
-----------------------------   ------    ---------------------------    -------------------    ------------------
Herbert M. Dwight, Jr.           70       Chairman of the Board of              1999                   III
(1)(2)                                    Directors

Emerick Woods                    45       President, Chief                      1998                   III
                                          Executive Officer and
                                          Director
Jonathan Callaghan               31       Director                              1997                    I

Fred Gibbons (2)                 51       Director                              1995                    I

Peter Mills (1)                  49       Director                              1996                   III

Norman Nie (1)                   57       Director                              1998                   II

Michael Sears (2)                43       Director                              1998                   II

Peter Ziebelman                  44       Director                              1997                   II

   (1) Member of Compensation Committee
   (2) Member of Audit Committee

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

     JONATHAN CALLAGHAN has served as our Director since May 1997. Since May 1997, Mr. Callaghan has been a General Partner of CMG@Ventures, Inc., a venture capital firm. From June 1991 to June 1995, Mr. Callaghan was an associate of Summit Partners, a venture capital firm. Mr. Callaghan holds a B.A. from Dartmouth College and an M.B.A. from Harvard University. Mr. Callaghan is also a Director of Chemdex Corporation, Hotlinks Corporation, Exp.com, Inc. and several private companies.

     FRED GIBBONS has served as a Director of Vicinity Corporation since October 1995. From October 1995 to October 1999, Mr. Gibbons was the Chairman of our Board of Directors. From 1995 to 1999, Mr. Gibbons was a Lecturer at Stanford University's Graduate School of Engineering. Since 1994, Mr. Gibbons has been the principal of Venture-Concept.com, a concept stage venture management firm. Mr. Gibbons holds a B.S. degree in Science Engineering and a M.S. degree in Computer Engineering from the University of Michigan and a M.B.A. degree from Harvard University. Mr. Gibbons is also a Director of MIPS Technologies, Inc., Inverse Networks, Inc. and several private companies.

     PETER MILLS has served as a Director since February 1996. Since March 1995, Mr. Mills has been a General partner of CMG@Ventures, Inc. a venture capital firm. From March 1992 to March 1994, Mr. Mills was the Chief Executive Officer of the United States Display Consortium, a non-profit consortium for the development of flat panel displays. Mr. Mills holds a B.S. from Ithaca College and an M.B.A. from Columbia University.

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

     MICHAEL SEARS has served as a Director since June 1998. Mr. Sears is currently the General Manager of a division of Digeo Broadband Inc., a broadband digital services provider. From March 2000 to September 2000, Mr. Sears was a consultant to Black Pearl Software, Inc., a provider of Internet enterprise software tools. From 1999 to March 2000, Mr. Sears was the President and Chief Executive Officer of Black Pearl Software, Inc. From 1997 to 1999, Mr. Sears was the General Manager of Spyglass, Inc., a provider of Internet connectivity solutions. From 1996 to 1997, Mr. Sears was an independent consultant, and from 1990 to 1996, Mr. Sears was a General Manager of Sun Microsystems, Inc. Mr. Sears holds a B.S. from the United States Naval Academy, and a J.D. and an M.B.A. from Stanford University.

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

CERTAIN INFORMATION WITH RESPECT TO EXECUTIVE OFFICERS

     The executive officers of our company as of November 22, 2000 are as follows:

NAME                                           AGE        POSITION
---------------------------------------    ------------   ------------------------------------------------------------
Emerick Woods                                  45         President and Chief Executive Officer, Director
Scott Young                                    41         Senior Vice President, Products and Strategy, Chief
                                                          Technology Officer
Dinesh Wadhawan                                42         Senior Vice President, Worldwide Sales
Mary Gavin                                     43         Vice President, Engineering
Eric Winkler                                   34         Vice President, Marketing
David Cherner                                  36         Vice President and General Manager, Syndication
Scott Sullivan                                 37         Vice President, Human Resources
Mike Torgersen                                 57         Vice President, Information Technology and Chief
                                                          Information Officer
Scott Shuda                                    34         General Counsel and Secretary


     The principal occupations and positions for the past five years, and in some cases prior years, of the executive officers named above, are as follows:

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

     SCOTT YOUNG has served as our Senior Vice President, Products and Strategy and Chief Technology Officer since June 2000. From October 1997 to June 2000, Mr. Young was our Senior Vice President, Operations, and from October 1996 to October 1997, Mr. Young was our Director of Operations. From February 1994 to October 1996, Mr. Young was the Vice President of Sales and Marketing of Infrastructures for Information, Inc., a provider of integrated information management systems software. From August 1989 to October 1994, Mr. Young was the Director of Technology and Government Relations for Semiconductor Equipment and Materials International, an industry consortium for the semiconductor industry. Mr. Young holds a B.A. and a J.D. from the University of Kansas.

     DINESH WADHAWAN has served as our Vice President, Worldwide Sales since September 2000. From March 1999 to August 2000, Mr. Wadhawan served as our Vice President, Sales. From October 1995 to March 1999, Mr. Wadhawan was the Director of Operations, Western North America of Systems Union, Inc., a provider of international business and financial software. From January 1994 to September 1995, Mr. Wadhawan was the Global Manager, Oil and Gas, of Systems Union Limited, the United Kingdom component of Systems Union. Mr. Wadhawan holds a B.S. and a Post Graduate Diploma in Business Management from the University of Delhi, India.

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

     DAVID CHERNER has served as our Vice President and General Manager, Syndication since April 1999, which position was formerly titled Vice President and General Manager, MapBlast! From October 1997 through April 1999, Mr. Cherner was a management consultant to several early-stage Internet companies, including Third Age Media, eWork Exchange and Vicinity. During that time, Mr. Cherner also served as Vice President of the Panterra Group, a management consulting organization. In February 1996, Mr. Cherner founded i-Health, Inc., an Internet health content community, where he served as President and Chief Executive Officer until September 1997. From 1994 to 1996, Mr. Cherner was a senior manager, business development of Access Health, Inc., an information services company. Mr. Cherner holds a B.A. in Economics from Emory University and an M.B.A. from the Haas School of Business at the University of California, Berkeley.

     SCOTT SULLIVAN has served as our Vice President, Human Resources since October 2000. From April 2000 to September 2000, Mr. Sullivan was a Senior Principal at Diamond Technology Partners, a business operations firm focused on developing successful new companies. From July 1994 to March 2000, Mr. Sullivan was a Managing Consultant at Towers Perrin, a management consulting firm. Mr. Sullivan holds a B.S. in Chemistry and Engineering from the United States Military Academy, West Point, and an M.B.A. from Harvard Business School.

     MIKE TORGERSEN has served as our Vice President, Information Technology and Chief Information Officer since September 2000. From August 1999 until August 2000, Mr. Torgersen served as our Director of Information Technology. From September 1998 to June 1999, Mr. Torgersen was the Vice President, Operations at SocialNet, a Silicon Valley startup. From July 1997 to September 1998, Mr. Torgersen was the Vice President, Operations at Communities.com, another Silicon Valley startup. Mr. Torgersen holds a B.S. from the University of Illinois, College of Engineering and an M.B.A. from the University of Chicago, Graduate School of Business.

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

COMPLIANCE WITH SECTION 16(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the Securities and Exchange Commission. Executive officers, directors and greater-than-ten-percent holders are required to furnish us with copies of all of these forms which they file.

     Based solely on our review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended July 31, 2000, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

ITEM 11. EXECUTIVE COMPENSATION

     The following table provides for the periods shown summary information concerning compensation paid or accrued by us to or on behalf of our Chief Executive Officer and each of our four highest paid executive officers (collectively referred to as the "named executive officers") plus one additional individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last fiscal year.

                                            SUMMARY COMPENSATION TABLE

                                                                                                LONG TERM
                                                       ANNUAL COMPENSATION                     COMPENSATION
                                  FISCAL    -----------------------------------------------  -----------------
                                  YEAR                                     OTHER ANNUAL        SECURITIES
NAME AND PRINCIPAL                ENDED                                    COMPENSATION        UNDERLYING           ALL OTHER
POSITION                          JULY 31,   SALARY ($)     BONUS ($)         ($)(1)         OPTIONS/SAR (#)(2)   COMPENSATION ($)
--------------------------------  --------  ------------  ------------  -------------------  ------------------  ------------------
Emerick Woods                     2000       $222,917      $120,000                 --            150,000           $33,000 (3)
President, Chief Executive        1999        200,000       100,000                 --                 --           $33,000 (3)
   Officer and Director

Howard Bain                       2000       $106,443(4)   $100,000                 --                 --                --
Executive Vice President and
   Chief Financial Officer

Scott Young                       2000       $145,000       $37,500                 --             40,000                --
Senior Vice President,            1999        130,000        30,000                 --            190,000                --
   Products and Strategy,
   Chief Technology Officer

Dinesh Wadhawan                   2000       $158,333      $126,000            $62,500             45,000                --
Senior Vice President,            1999         50,577         8,333                 --            225,000                --
   Worldwide Sales

Eric Winkler                      2000       $143,750       $37,500                 --             25,000                --
Vice President, Marketing         1999         69,500            --                 --                 --                --

Mark Friend                       2000        $88,333       $26,500           $130,655             17,250                --
Director, Strategic Accounts      1999         78,205        50,341             12,784             33,750                --

(1) Excludes perquisites and other personal benefits, securities or property aggregating less than $50,000 or 10% of the total annual salary and bonus reported for each person.

(2)   The securities underlying the options are shares of common stock.

(3)   Consists of housing expenses paid by us on behalf of Mr. Woods.

(4) Represents Mr. Bain's salary for the period beginning March 2000, when he joined our company, through the end of the fiscal year.

      During the periods indicated above, none of the named executive officers, or other person listed on the table, received any awards under any long-term incentive plan, and we do not have a pension plan.

EMPLOYMENT AGREEMENTS

         On November 17, 2000, Howard Bain resigned from his position as Executive Vice President and Chief Financial Officer of our company. In connection with Mr. Bain's resignation, he agreed to make himself available, as reasonably requested by us, to perform consulting services to our company for a period of one year following his resignation and we agreed to pay Mr. Bain an amount equal to $225,000 and allowed him to purchase 50,000 shares of common stock for nominal consideration under our 2000 Equity Participation Plan. In addition, we agreed to make COBRA payments on Mr. Bain's behalf for a period of one year following his resignation. The agreement also includes other customary terms, including a general release by Mr. Bain and confirmation that he has resigned from any officer or director positions held by him at our company's subsidiaries.

STOCK OPTION ACCELERATION RIGHTS OF EXECUTIVE OFFICERS

         We have entered into agreements with a number of our executive officers providing that up to 25% of their stock options will become immediately vested in the event of specified merger or reorganization transactions. In addition, we have entered into an agreement with Mr. Woods providing that 100% of the 150,000 shares granted to him during fiscal year 2000 will become immediately vested and exercisable upon the occurrence of specific merger or reorganization transactions.

OPTION GRANTS IN THE FISCAL YEAR ENDED JULY 31, 2000

         In the fiscal year ended July 31, 2000, we granted options to purchase 1,982,750 shares of common stock under our 1996 Stock Option Plan and our 2000 Equity Participation Plan and during that year options granted for 56,480 shares were cancelled and returned to the plans. Options granted to the named executive officers in the fiscal year ended July 31, 2000 are set forth in the table below.

         We grant options to our executive officers under our 2000 Equity Participation Plan. As of November 22, 2000, options to purchase a total of 1,419,200 shares were outstanding under our 2000 Equity Participation Plan and 453,778 shares remained available for grant under the plan. In general, options granted under our 2000 Equity Participation Plan vest over four years and expire on the tenth anniversary of the date of grant.

         The following tables show for the fiscal year ended July 31, 2000, certain information regarding options granted to, exercised by, and held at year end by our named executive officers:


                                   INDIVIDUAL GRANTS
                         --------------------------------------
                                        % OF TOTAL                                     POTENTIAL REALIZABLE VALUE
                          NUMBER OF      OPTIONS                                       AT ASSUMED ANNUAL RATES OF
                         SECURITIES     GRANTED TO    EXERCISE                          STOCK PRICE APPRECIATION
                         UNDERLYING     EMPLOYEES      OF BASE                            FOR OPTION TERM (1)
                           OPTIONS        IN THE        PRICE                          --------------------------
         NAME            GRANTED (#)   FISCAL YEAR   ($/SH) (2)     EXPIRATION DATE       5% ($)        10% ($)
         ----            -----------   -----------   ----------     ---------------       ------        -------
Emerick Woods                 150,000         7.6%       $12.00     January 24, 2010     $1,132,010     $2,868,736
Howard Bain(3)                350,000        17.7%       $17.00     February 8, 2010     $3,741,923     $9,482,768
Scott Young                    40,000         2.0%       $12.00     January 24, 2010       $301,869       $764,996
Dinesh Wadhawan                20,000         1.0%       $12.00     January 24, 2010       $150,935       $382,498
                               25,000         1.3%       $40.50        March 1, 2010       $636,756     $1,613,664
Eric Winkler                   25,000         1.3%       $12.00     January 24, 2010       $188,668       $478,123

(1) Reflects the value of the stock option on the date of grant assuming (i) for the 5% column, a five-percent annual rate of appreciation in our common stock over the ten-year term of the option and (ii) for the 10% column, a ten-percent annual rate of appreciation in our common stock over the ten-year term of the option, in each case without discounting to net present value and before income taxes associated with the exercise. The 5% and 10% assumed rates of appreciation are based on the rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future price of our common stock. The amounts in this table may not be achieved.

(2) All options were granted at the fair market value of our common stock at the date of grant.

(3) Mr. Bain's option to purchase 350,000 shares of our common stock was canceled in connection with his November 17, 2000 resignation.

AGGREGATE OPTION EXERCISES IN THE FISCAL YEAR ENDED JULY 31, 2000; FISCAL YEAR ENDED JULY 31, 2000 YEAR-END OPTION VALUES

         The following table sets forth, on an aggregated basis, information regarding securities underlying unexercised options during the fiscal year ended July 31, 2000 by our named executive officers. The value of in-the-money options is based on the fair market value of our common stock at close of market on July 31, 2000 of $19.88 per share and is net of the exercise price:

                                                                           OPTION VALUES AT JULY 31, 2000
                                                             ------------------------------------------------------------
                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                                                  OPTIONS AT FISCAL           IN-THE-MONEY OPTIONS AT
                                                                  YEAR-END (1) (#)              FISCAL YEAR-END ($)
                         SHARES ACQUIRED   VALUE REALIZED    ----------------------------  ------------------------------
NAME                     AT EXERCISE (#)        ($)          EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
-----------------------  ----------------  ---------------   ------------  --------------  ------------   ---------------
Emerick Woods........                 --               --           --         150,000            --        $1,181,250
Howard Bain..........                 --               --           --         350,000            --        $1,006,250
Scott Young..........            190,000       $1,881,000           --          40,000            --          $315,000
Dinesh Wadhawan......            225,000         $562,500           --          45,000            --          $157,500
Eric Winkler.........                 --               --           --          25,000            --          $196,875

-----------------------

(1)      The securities underlying the options are shares of our common stock.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         At the end of the fiscal year ended July 31, 2000, the compensation committee consisted of Messrs. Dwight (appointed October 13, 1999), Nie and Mills (who replaced Mr. Ziebelman on March 23, 2000), none of whom (1) is a present or former officer or employee of our company, or (2) is engaged in any transactions described in Item 13. "Certain Relationships And Related Party Transactions."

DIRECTOR COMPENSATION

         Those members of our Board of Directors who are not also our employees do not receive any compensation for attending a meeting of the Board of Directors or a meeting of a committee of the Board of Directors. All of our directors are reimbursed for reasonable out-of-pocket expenses arising from their attendance at any meetings. Our 2000 Equity Participation Plan provides for the grant of options to our non-employee directors on the date of each annual meeting following which he will continue to serve on our Board of Directors. On that date, each non-employee director will be granted a non-statutory option to purchase 5,000 shares of our common stock, which option will vest over four years at the rate of 1/48th of the shares subject to the option per month.

         Accordingly, each of Messrs. Dwight, Mills, Nie, Sears, Ziebelman and, if elected to our Board of Directors at our annual stockholders' meeting, Mr. Gibbons, will be granted an option to purchase 5,000 shares of our common stock. All options granted to non-employee directors have a per share exercise price equal to the fair market value of a share of our common stock on the date prior to the date of the grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information in the following table sets forth the ownership of our common stock, as of November 22, 2000, by (i) each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of our common stock;
(ii) each named executive officer (as listed in the summary compensation table);
(iii) each of our directors; and (iv) all of our directors and executive officers, as a group. As of November 22, 2000, we had 28,608,702 shares of common stock outstanding.

                                                                                              PERCENTAGE OF
                                                                  NUMBER OF SHARES            COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER                              BENEFICIALLY OWNED (1)      BENEFICIALLY OWNED (1)
------------------------------------                              ----------------------      ----------------------
CMG@Ventures Capital Corporation (2)                                    4,895,230                    17.1%

Oak Investment Partners (3)                                             3,463,994                    12.1%

21st Century Internet Fund, L.P. (4)                                      950,000                     3.3%

Emerick Woods (5)                                                         827,253                     2.9%

Howard Bain                                                                50,000                     *

Scott Young                                                               240,000                     *

Dinesh Wadhawan                                                           225,000                     *

Eric Winkler                                                              125,000                     *

Herbert M. Dwight, Jr.                                                    210,000                     *

Jon Callaghan (6)                                                       4,908,298                    17.1%

Fred Gibbons (7)                                                          108,576                     *

Peter Mills (8)                                                         5,245,530                    17.1%

Norman Nie                                                                 31,905                     *

Michael Sears                                                              20,000                     *

Peter Ziebelman (4)                                                       950,000                     3.3%

All Named Executive Officers and Directors as a Group                   8,046,332                    28.1%
 (13 persons)

*     Represents less than 1% of the issued and outstanding shares.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants which are currently exercisable, or will become exercisable within 60 days of November 22, 2000, are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity. Except as indicated by footnote, and subject to the community property laws where applicable, to our knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each person is 370
      San Aleso Avenue, Sunnyvale, California 94085.

(2) Consists of 4,590,058 shares held by CMG@Ventures Capital Corporation, an affiliate of CMG@Ventures, Inc., 46,364 shares held by CMG@Ventures, Inc., 257,205 shares held by CMG@Ventures I, LLC, an affiliate of CMG@Ventures, Inc., and 1,603 shares held by CMG@Ventures II, LLC, an affiliate of CMG@Ventures, Inc. Excludes 363,368 shares held by Messrs. Callaghan and Mills in their personal capacities.

(3) Consists of 3,381,667 shares held by Oak Investment Partners VIII, L.P. and 82,327 shares held by Oak VIII Affiliates Fund, L.P., both affiliates of Oak Investment Partners. Excludes 31,905 shares held by Norman Nie, one of our Directors and a limited partner of Oak VIII Affiliates Fund, L.P.

(4) Consists of 950,000 shares held by 21st Century Internet Fund, L.P., an affiliate of 21st Century Internet Management Partners, LLC. Mr. Ziebelman is a General Partner of 21st Century Internet Management Partners, LLC, and may be deemed to have voting and investment powers over these shares. Mr. Ziebelman disclaims beneficial ownership in these shares, except to the extent of his interest in 21st Century Internet Management Partners, LLC.

(5) Excludes 127,884 shares held by two trusts for the benefit of Mr. Woods' children over which Mr. Woods does not maintain voting or investment power. Mr. Woods disclaims beneficial ownership of the shares held in these two trusts.

(6) Consists of 13,068 shares held by Mr. Callaghan, 4,590,058 shares held by CMG@Ventures Capital Corporation, an affiliate of CMG@Ventures, Inc., 46,364 shares held by CMG@Ventures, Inc., 257,205 shares held by CMG@Ventures I, LLC, an affiliate of CMG@Ventures, Inc., and 1,603 shares held by CMG@Ventures II, LLC, an affiliate of CMG@Ventures, Inc. Mr. Callaghan is a General Partner of CMG@Ventures, Inc. and may be deemed to have voting and investment powers over the shares held by CMG@Ventures, Inc. and its affiliates. Mr. Callaghan disclaims beneficial ownership of such shares, except to the extent of his interest in CMG@Ventures, Inc., CMG@Ventures Capital Corporation, CMG@Ventures I and CMG@Ventures II.

(7) All shares are held by a trust with respect to which Mr. Gibbons maintains sole voting power.

(8) Consists of 350,300 shares held by Mr. Mills, 4,590,058 shares held by CMG@Ventures Capital Corporation, an affiliate of CMG@Ventures, Inc., 46,364 shares held by CMG@Ventures, Inc., 257,205 shares held by CMG@Ventures I, LLC, an affiliate of CMG@Ventures, Inc. and 1,603 shares held by CMG@Ventures II, LLC, an affiliate of CMG@Ventures, Inc. Mr. Mills is a General Partner of CMG@Ventures, Inc. and may be deemed to have voting and investment powers over the shares held by CMG@Ventures, Inc. and its affiliates. Mr. Mills disclaims beneficial ownership of such shares, except to the extent of his interest in CMG@Ventures, Inc., CMG@Ventures Capital Corporation, CMG@Ventures I and CMG@Ventures II.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

CMGI INC.

         CMG@Ventures Capital Corporation, our largest stockholder, is an affiliate of CMGI Inc ("CMGI"). CMGI is a global Internet operating and development company with a network of approximately 70 operating subsidiaries and venture capital funded affiliates. We have entered into business relationships with several of CMGI's subsidiaries and affiliates. These companies include, NaviSite Internet Services Corporation ("NaviSite"), Koz.com, Inc. ("Koz"), AltaVista Company ("AltaVista"), MyWay.com Corporation ("MyWay"), Engage Technologies, Inc. ("Engage"), eCircles, Inc. ("eCircles"), YesMail.com, Inc. ("YesMail"), and Lycos, Inc. ("Lycos").

         We entered into various service agreements with NaviSite pursuant to which NaviSite agreed to host a portion of our data center equipment and to provide Internet connections and we agreed to pay NaviSite various setup and service fees. The last of these agreements expired in December 1999.

         In July 1999, we entered into a service agreement with Koz pursuant to which we provide our directory services, maps, and driving directions for an annual license fee.

         In December 1999, we entered into an Interactive Service Agreement with AltaVista Internet Operations Limited (UK), an affiliate of AltaVista, pursuant to which we agreed to provide maps and driving directions to Alta Vista's U.K. web site in exchange for a percentage of the revenue generated on pages displaying our content and services.

         In January 2000, we entered into an agreement with AltaVista pursuant to which we agreed to provide our BrandFinder services to AltaVista's web site. During the initial term of this agreement, the parties will share revenue generated on pages providing our BrandFinder services.

         In January 2000, we entered into a service and license agreement with MyWay pursuant to which we agreed to provide MyWay's web site with our directory services for an annual license fee.

         In February 2000, we entered into a strategic relationship with Engage pursuant to which we provide Engage with web users' anonymous geographic data to be integrated into Engage's end-user profiles and pursuant to which Engage and its agents agreed to sell our advertising inventory to media buyers in exchange for a share of the revenue generated from the sale.

         In February 2000, we entered into a service and license agreement with eCircles pursuant to which we agreed to provide domestic maps and driving directions to eCircles for an annual license fee.

         In March 2000, we entered into a network partner agreement with YesMail pursuant to which we agreed to integrate YesMail's email campaign service into our personalized services available on our web site located at mapblast.com in exchange for a share of the revenue generated from this service.

         In May 2000, we entered into an agreement with Lycos pursuant to which we provide international and domestic maps and driving directions to Lycos in exchange for a license fee and pursuant to which we provide BrandFinder services in exchange for a share of the revenue generated from that service. We have also agreed to provide our services on the Lycos wired and wireless platforms.

         In July 2000, we entered into a license and service agreement with AltaVista pursuant to which AltaVista licensed our geocoding software and maps and driving directions.

         We believe that each of the foregoing transactions was on terms no less favorable to us than we could have obtained from independent third parties.

CLICKACTION INC.

         In November 1999, we entered into a license agreement with ClickAction Inc. ("ClickAction") pursuant to which we license software from ClickAction. In December 1999, we paid an aggregate of $250,000 in license fees under this license agreement. Mr. Woods is a Director of ClickAction.

          We believe that this transaction was on terms no less favorable to us than we could have obtained from independent third parties.

INDEMNITY AGREEMENTS

         We entered into indemnity agreements with our directors and certain of our officers which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for damages, judgments, fines, penalties, settlements and costs, attorneys' fees and disbursements and costs of attachment or similar bonds, investigations and any expenses of establishing a right to indemnification under such agreement, which such person becomes legally obligated to pay in connection with any threatened, pending, or completed claim, action, suit or proceeding, whether brought by or in the right of our company or otherwise and whether of a civil, criminal, administrative or investigative nature, in which such person may be or may have been involved as a party or otherwise, by reason of the fact that such person is or was, or has agreed to become, a director or officer of our company, by reason of any actual or alleged error or misstatement or misleading statement made or suffered by such person, by person of any action taken by them or of any inaction on their part while acting as such director or officer, or by reason of the fact that he was serving at our request as a director, trustee, officer, employee or agent of our company, or another entity.

LOAN AGREEMENTS

         In July 1999, we loaned approximately $96,000 to Emerick Woods, our President and Chief Executive Officer, to enable Mr. Woods to exercise options to purchase shares of our common stock. This recourse loan bears interest at a rate equal to 8 1/4% and is payable by Mr. Woods on the first to occur of the following:

         -   18 months after an initial public offering of our common stock;

         -   30 days after the sale of our company;

         -   90 days after the termination of Mr. Woods' employment; and

         -   July 2004.

         In October 1999, we loaned approximately $113,000 to Dinesh
Wadhawan, our Vice President, Sales, to enable Mr. Wadhawan to exercise options to purchase shares of our common stock. In December 1999, and then in October 2000, we increased the amount of this loan to approximately $135,000 and $245,000, respectively, to assist Mr. Wadhawan in paying taxes relating to the exercise of his option. This recourse loan bears interest at a rate equal to 8 1/4% and is payable by Mr. Wadhawan on the first to occur of the following:

         -   18 months after an initial public offering of our common stock;

         -   30 days after the sale of our company;

         -   90 days after the termination of Mr. Wadhawan's employment; and

         -   October 2004.

                                 SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Vicinity Corporation
                                         (Registrant)

                                         By:      /s/ Scott A. Shuda
                                              ----------------------------
                                              Secretary

Date:  November 28, 2000