Form 10-Q
period 2000-10-31
VICINITY CORP
filed 2000-12-14
CIK 1029784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000



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


   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

   The number of shares of common stock, par value $0.001 per share, of Vicinity Corporation outstanding as of November 30, 2000 was 28,701,000.



                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Condensed Consolidated Statements of Operations
            for the three months ended October 31, 2000 and 1999...................................................3

        Unaudited Condensed Consolidated Balance Sheets
             as of October 31, 2000 and July 31, 2000..............................................................4

        Unaudited Condensed Consolidated Statements of Cash Flows
             for the three months ended October 31, 2000 and 1999..................................................5

        Notes to Unaudited Condensed Consolidated Financial Statements.............................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....................10

Item 3. Quantitative and Qualitative Disclosures About Market Risk................................................25

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.........................................................................................26

Item 2. Changes in Securities and Use of Proceeds.................................................................26

Item 3. Defaults Upon Senior Securities...........................................................................26

Item 4. Submission of Matters to a Vote of Security Holders.......................................................26

Item 5. Other Information.........................................................................................26

Item 6. Exhibits and Reports on Form 8-K..........................................................................26


CERTAIN DEFINED TERMS


     Unless the context otherwise requires, references herein to "we," "us," "the Company" or "Vicinity" are to Vicinity Corporation, a Delaware corporation. References in this Quarterly Report to fiscal years refer to the fiscal year of our company ended on July 31 of that year. We were incorporated as a California corporation in October 1995 and reincorporated as a Delaware corporation in January 2000. "Vicinity", "MapBlast!" and "GeoSearch" are registered marks of our company. Each trademark, trade name or service mark of any other company appearing in this Quarterly Report belongs to its holder.

FORWARD LOOKING STATEMENTS

     The statements contained in this Quarterly Report that are not historical facts may be deemed to contain forward-looking statements. Such statements are indicated by words or phrases such as "anticipate," "estimate," "projects," "believes," "intends," "expects" and similar words and phrases. Actual results may differ materially from those expressed or implied in any forward-looking statement as a result of certain risks and uncertainties, including, without limitation, the risks and uncertainties detailed herein under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results" and in our other filings with the Securities and Exchange Commission. We disclaim any obligation to update any of the forward-looking statements contained in this report to reflect future events or developments.

PART I.    FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS


                              VICINITY CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    Three Months Ended
                                                                                        OCTOBER 31,
                                                                                --------------------------
                                                                                   2000           1999
                                                                                ----------     -----------
REVENUES
   License and hosting fees..................................................   $    4,030     $     2,166
   Service and transaction fees .............................................        1,400             365
                                                                                ----------     -----------
                                                                                     5,430           2,531

COST OF REVENUES (1).........................................................        3,230           1,611
                                                                                ----------     -----------
   Gross profit .............................................................        2,200             920
                                                                                ----------     -----------
OPERATING EXPENSES
   Product development (1)...................................................        1,417             681
   Sales and marketing (1)...................................................        5,312           2,203
   General and administrative (1)............................................        2,372             766
   Stock-based compensation .................................................          201             197
                                                                                ----------     -----------
                                                                                     9,302           3,847
                                                                                ----------     -----------
LOSS FROM OPERATIONS.........................................................       (7,102)         (2,927)
   Other income, net.........................................................        1,918              55
                                                                                ----------     -----------
NET LOSS.....................................................................       (5,184)         (2,872)

   Accretion on redeemable
   convertible preferred stock and warrants..................................           --             502
                                                                                ----------     -----------
NET LOSS APPLICABLE TO
   COMMON STOCKHOLDERS.......................................................   $   (5,184)    $    (3,374)
                                                                                ===========    ============

BASIC AND DILUTED NET LOSS PER SHARE.........................................   $    (0.19)    $     (0.71)
                                                                                ============   ============


WEIGHTED AVERAGE SHARES USED
   IN BASIC AND DILUTED NET LOSS
      PER SHARE CALCULATION..................................................       27,311           4,745
                                                                                ============   ============
--------------------------------------
(1)  Excludes stock-based compensation of:
      Cost of revenues.......................................................   $        9     $        10
      Product development....................................................           21              20
      Sales and marketing....................................................           99             114
      General and administrative.............................................           72              53
                                                                                ----------     -----------

                                                                                $      201     $       197
                                                                                ==========     ===========



       See Notes to Unaudited Condensed Consolidated Financial Statements.



                              VICINITY CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                     October 31,        July 31,
                                                                                        2000              2000
                                                                                   --------------    --------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents......................................................    $    30,853       $    48,195
   Short-term investments.........................................................         78,397            73,609
   Accounts receivable, net.......................................................          6,223             4,333
   Prepaid expenses and other current assets......................................          1,735             2,312
                                                                                      -----------       -----------
Total current assets..............................................................        117,208           128,449

PROPERTY AND EQUIPMENT, net.......................................................          7,605             5,717
INTANGIBLE ASSETS, net............................................................          7,347                --
INVESTMENTS.......................................................................          5,000                --
OTHER ASSETS......................................................................            413               328
                                                                                      -----------       -----------
Total Assets .....................................................................   $    137,573   $       134,494
                                                                                     ============   ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable...............................................................          2,670             1,399
   Accrued liabilities............................................................          3,689             3,773
   Deferred revenue...............................................................          8,524             7,619
   Capital lease obligations, current portion.....................................            922             1,042
                                                                                      -----------       -----------
Total current liabilities.........................................................         15,805            13,833

CAPITAL LEASE OBLIGATIONS.........................................................            145               270
                                                                                      -----------       -----------
Total liabilities.................................................................         15,950            14,103

STOCKHOLDERS' EQUITY
   Common stock...................................................................             29                28
   Additional paid-in capital.....................................................        158,721           152,565
   Deferred stock-based compensation..............................................         (1,144)           (1,160)
   Notes receivable from employees................................................           (232)             (232)
   Accumulated other comprehensive loss...........................................            (19)             (262)
   Accumulated deficit............................................................        (35,732)          (30,548)
                                                                                      -----------       -----------

Total stockholders' equity........................................................        121,623           120,391
                                                                                      -----------       -----------
Total Liabilities and Stockholders' Equity........................................    $   137,573       $   134,494
                                                                                      ===========       ===========



      See Notes to Unaudited Condensed Consolidated Financial Statements.


                              VICINITY CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                           Three Months Ended
                                                                                               OCTOBER 31,
                                                                                      -----------------------------
                                                                                           2000             1999
                                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss...........................................................................   $    (5,184)      $    (2,872)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation and amortization..................................................           838               177
       Allowance for doubtful accounts................................................           110                15
       Amortization of stock-based compensation.......................................           201               197
   Changes in operating assets and liabilities:
       Accounts receivable............................................................        (1,805)              493
       Prepaid expenses and other current assets......................................           606               (47)
       Accounts payable...............................................................         1,271               390
       Accrued liabilities............................................................        (1,495)             (699)
       Deferred revenue...............................................................           782              (200)
                                                                                         -----------       -----------
   Net cash used in operating activities..............................................        (4,676)           (2,546)
                                                                                         -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investments of excess cash:
      Purchases of available-for-sale securities......................................       (16,520)             (544)
      Sales of available-for-sale securities..........................................         6,975                --
   Purchases of property and equipment................................................        (2,530)               --
   Purchase of technology.............................................................          (900)               --
   Purchase of NetCreate..............................................................          (250)               --
   Other..............................................................................             8                --
                                                                                         -----------       -----------
   Net cash used in investing activities..............................................       (13,217)             (544)
                                                                                         -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock, net........................................           833                69
   Proceeds from issuance of preferred stock, net.....................................            --             1,750
   Payment for bank note..............................................................            --            (1,000)
   Principal payments on capital leases...............................................          (282)             (126)
                                                                                         -----------       -----------
   Net cash provided by financing activities..........................................           551               693
                                                                                         -----------       -----------

Decrease in cash......................................................................       (17,342)           (2,397)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................................        48,195             9,060
                                                                                         -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................................   $    30,853       $     6,663
                                                                                         ===========       ===========



       See Notes to Unaudited Condensed Consolidated Financial Statements.

                              VICINITY CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRESENTATION OF INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, all significant adjustments that are normal, recurring in nature and necessary for a fair presentation of the financial position and results of the operations of the Company have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year. Certain previously reported amounts have been reclassified to conform to the current presentation format. The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended July 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICY

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments (including derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133, as amended by SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. To date, the Company has not entered into any derivative financial instruments or hedging activities.

NOTE 3 - CASH, CASH EQUIVALENTS AND INVESTMENTS

     The Company considers all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company considers investments with original maturities of more than three months but less than one year at the date of acquisition to be short-term investments. Where the original maturity is more than one year, the investments are classified as long-term unless the Company's intention is to convert them into cash for operations as needed, in which case they are classified as short-term. Investments are classified as available-for-sale and are carried at fair value.

NOTE 4 - NET LOSS PER SHARE

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

      Diluted net loss per share does not include the effect of the following anti-dilutive common equivalent shares (in thousands):


                                                                                            Three Months Ended
                                                                                                OCTOBER 31,
                                                                                        ---------------------------
                                                                                            2000           1999
                                                                                        -----------     -----------
Stock options.........................................................................        2,327           1,426
Shares of common stock subject to repurchase..........................................          789           1,147
Convertible preferred warrants........................................................           --             952
Convertible preferred stock (as if converted) ........................................           --          12,163
                                                                                        -----------      ----------
                                                                                              3,116          15,688
                                                                                        ===========     ===========

                              VICINITY CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The weighted-average exercise price of stock options outstanding was $10.94 and $0.22 as of October 31, 2000 and 1999, respectively. The weighted-average exercise price of shares of common stock subject to repurchase was $0.25 and $0.22 as of October 31, 2000 and 1999, respectively.

                              VICINITY CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COMPREHENSIVE LOSS


     The following table sets forth the calculation of comprehensive loss (in thousands):



                                                                                            Three Months Ended
                                                                                                OCTOBER 31,
                                                                                        ---------------------------
                                                                                            2000           1999
                                                                                        -----------     -----------
         Net loss.....................................................................  $    (5,184)    $    (2,872)
         Unrealized gain on available-for-sale securities.............................          243              --
                                                                                        -----------     -----------
         Comprehensive loss...........................................................  $    (4,941)    $    (2,872)
                                                                                        ===========     ===========

NOTE 6 - SEGMENT INFORMATION

     The Company's chief operating decision maker ("CODM") is considered to be the Company's Chief Executive Officer. The CODM evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements. Therefore, the Company operates in a single segment for purposes of disclosure under SFAS No. 131.

     The Company's revenues have been earned primarily from customers in the United States, with the exception of approximately $672,000 and $137,000 in revenues for the three months ended October 31, 2000 and 1999, respectively, which was earned from customers in Europe. For the three months ended October 31, 2000 and 1999, no customer accounted for 10% or more of the Company's revenues.

     Primarily all of the Company's long-lived assets are located in the United States.

NOTE 7 - BUSINESS COMBINATION

     In October 2000, the Company acquired NetCreate Systems, Inc. ("NetCreate"), an Internet products company that provides tools and services to build or enhance the features and functionality of web sites. In connection with the acquisition, the Company paid $250,000 in cash and issued 441,405 shares of its common stock in exchange for all outstanding shares of NetCreate common stock. In addition, the Company reserved an additional 90,513 shares of the Company's common stock for issuance in connection with the assumption of NetCreate's outstanding stock options and warrants. The acquisition was accounted for using the purchase method of accounting and the results of NetCreate have been included in the Company's consolidated financial statements from October 18, 2000. A summary of the purchase price for the acquisition is as follows (in thousands):



      Stock and stock options, net of issuance costs............................$  5,169
      Cash......................................................................     250
      Direct acquisition costs..................................................     190
      Other liabilities assumed.................................................     636
                                                                                --------
      Total.....................................................................$  6,245
                                                                                ========

      The purchase price was allocated as follows:

         Tangible assets acquired...............................................$    398
         Capitalized software...................................................      66
         Deferred stock-based compensation......................................     185
         Intangible assets acquired:
             Goodwill...........................................................   4,226
             Developed product technology.......................................     990
             Assembled workforce................................................     380
                                                                                --------

         Total..................................................................$  6,245
                                                                                ========

                              VICINITY CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Goodwill will be amortized over its estimated life of five years. Capitalized software, developed product technology and the assembled workforce are intangible assets, which will be amortized over their estimated lives of three years. Pro forma comparative combined financial information has not been shown as the results of NetCreate are not significant.

NOTE 8 - TECHNOLOGY PURCHASE

     In September 2000, the Company entered into a Technology Purchase Agreement ("the Agreement") with BeeLine LLC ("BeeLine"), under which the Company agreed to pay up to $2.7 million dollars during fiscal 2001 to purchase technology and related consulting services from BeeLine. In addition, the Agreement specifies an additional payment of $0.3 million to BeeLine upon the filing of a patent application related to the purchased BeeLine technology. The technology was purchased for internal use and is currently in the application development stage.

     As of October 31, 2000, $1.8 million of costs had been incurred under the Agreement and capitalized as an intangible asset. The Company expects to amortize such costs over the estimated economic life of the services into which such technology is incorporated, generally three years, beginning at the date on which such services are available for general release to customers.

NOTE 9 - CONTINGENCY


     In May 1999, a former employee of the Company filed a complaint against the Company and certain of the Company's officers and stockholders in California Superior Court for reformation of contract alleging various contract and tort causes of action and seeking declaratory relief. In the complaint, the plaintiff seeks, among other things, the issuance of at least 281,250 shares of the Company's common stock, an unspecified amount of compensatory damages and punitive damages, plus attorneys' fees. In November 1999, the court stayed the claim and granted the Company's motion to compel arbitration. An arbitration hearing was conducted in November 2000. Prior to the commencement of the arbitration hearing, the plaintiff agreed to dismiss all of his claims against the Company's officers and stockholders. During the arbitration hearing, the judge hearing the arbitration dismissed all of the plaintiff's contract-based claims against the Company. A decision from the judge with respect to the remaining tort claims is expected in December 2000. The Company continues to believe that the plaintiff's claims are without merit and expects the remaining claims to be dismissed in favor of the Company.

NOTE 10 - SUBSEQUENT EVENTS

     In November 2000, the Company approved a plan to restructure certain of its operations in order to reduce expenses. In connection with this restructuring, the Company expects to reduce its worldwide headcount by approximately 15% and close its German sales facility. Expenses associated with this plan are estimated to be approximately $1.3 million.

     In November 2000, the Company purchased the commercial building in which the Company's New Hampshire operations are currently located for approximately $2.1 million in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the financial condition and results of operations of our company should be read in conjunction with our annual report on Form 10-K for the fiscal year ended July 31, 2000, as filed with the Securities and Exchange Commission.

OVERVIEW

     Vicinity is a leading provider of marketing infrastructure services for Global 2000 branded companies on the Internet and on wireless platforms. We use our expertise in designing and maintaining complex spatial databases to provide a suite of Internet-based marketing infrastructure services, ranging from store locators for customers with a few hundred locations to the design and maintenance of complex, multi-attribute databases for customers with millions of product records that include information such as regularly stocked products and current promotional offers.

     COMPANY HISTORY AND EVOLUTION. Our company was formed in October 1995, and our initial revenues were derived from providing maps, driving directions and directory services to regional telephone companies and large portal companies. Since then, we have refocused our strategy on our Business Finder service, recruited additional members of our management team and expanded our product offerings to include Telephone Business Finder, SiteMaker and BrandFinder. In February 2000, we completed our initial public offering, or IPO. As a result, we issued 8,050,000 shares of common stock at a price of $17.00 per share and received approximately $125.9 million in cash, net of underwriting discounts and other offering costs. During fiscal 2000, we expanded our operations into Europe as we opened sales offices in France, Germany and the United Kingdom.

     In November 2000, we approved a plan to restructure certain of our operations in order to reduce expenses. In connection with this restructuring, we expect to reduce our worldwide headcount by approximately 15% and close our German sales facility. Expenses associated with this plan are estimated to be approximately $1.3 million.

     Historically, we have generated substantially all of our revenues from our Web Business Finder, maps, driving directions and directory services. During recent fiscal quarters, however, we have begun to generate significant revenue from service and transaction fees, principally project-related professional services. We have continued to grow our client base and, as of October 31, 2000, we had approximately 400 customers.

     In addition to our continuing focus on Web Business Finder and various extensions of that product, we recently re-launched our MapBlast! service together with our BrandFinder service as a distribution platform that we call the "Vicinity Network". Our objective with this effort is to enable unique lead generation opportunities for our customers. We began syndicating MapBlast! and BrandFinder and expect to emphasize this approach over the option of building MapBlast!, located at www.mapblast.com, as a unique business to consumer destination site. Increasingly, we expect to place more emphasis on the Vicinity Network in order to utilize it as a syndicated platform on which we can deliver traffic, high quality leads and incremental sales opportunities for our brick-and-mortar customers on the Internet and on wireless and broadband platforms.

     BUSINESS COMBINATION. In October 2000 we acquired NetCreate Systems, Inc. ("NetCreate"), an Internet products company that provides tools and services to build or enhance the features and functionality of web sites, in a transaction that has been accounted for as a purchase. We paid $250,000 in cash and issued 441,405 shares of our common stock in exchange for all outstanding shares of NetCreate common stock. We also reserved an additional 90,513 shares of our common stock for issuance in connection with the assumption of NetCreate's outstanding stock options and warrants.

     The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair values at the date of acquisition. The total purchase price of $6.2 million included the issuance of stock and the assumption of stock options (together $5.2 million), cash of $0.2 million, direct acquisition costs of $0.2 million and liabilities assumed of $0.6 million. Of the total purchase price, approximately $0.4 million was allocated to tangible assets, $0.1 million was allocated to capitalized software, $0.2 million was allocated to deferred stock-based compensation, $4.2 million was allocated to goodwill, $1.0 million was allocated to developed product technology and

$0.4 million was allocated to the assembled workforce. Goodwill will be amortized over its estimated life of five years. Capitalized software, developed product technology and the assembled workforce are intangible assets, which will be amortized over their estimated lives of three years.

     TECHNOLOGY PURCHASE. In September 2000, we entered into a Technology Purchase Agreement ("the Agreement") with BeeLine LLC ("BeeLine"), under which we agreed to pay up to $2.7 million dollars during fiscal 2001 to purchase technology and related consulting services from BeeLine. In addition, the Agreement specifies an additional payment of $0.3 million to BeeLine upon the filing of a patent application related to the purchased BeeLine technology.

RESULTS OF OPERATIONS

     REVENUES

     LICENSE AND HOSTING FEES. Revenue from license and hosting fees is recognized ratably over the life of the contracts, which typically have one-year, non-refundable terms. For the three months ended October 31, 2000, we recognized $4.0 million of license and hosting fees revenue, an increase of $1.9 million, or 86%, compared to $2.2 million for the three months ended October 31, 1999. This increase in license and hosting fees revenue was generally attributable to the growth in our customer base and, specifically, to growth in demand for Business Finder services.

     Deferred revenue consists of customer payments received and accounts receivable recorded in advance of recognizing revenue for license and hosting services. Deferred revenue as of October 31, 2000 was $8.5 million, compared to $4.8 million as of October 31, 1999, representing an increase of $3.8 million, or 79%.

     SERVICE AND TRANSACTION FEES. Revenue from service and transaction fees consists of revenue generated from project-related professional services and, to a lesser degree, from advertising, sponsorship and e-commerce transactions. This revenue is recognized as the services are performed. For the three months ended October 31, 2000, we recognized $1.4 million of service and transaction fees revenue, an increase of $1.0 million, or 284%, from $0.4 million for the three months ended October 31, 1999. This increase in service and transaction fees revenue is primarily attributable to an increase in demand for professional services, mostly web development services for our customers, as well as increased advertising and transaction revenue derived mainly from customers utilizing the Vicinity Network. Although we have seen an increase in transaction revenue, the rate of growth is not as great as we had anticipated. While overall market adoption is out of our control, we have responded to this decreased growth rate with targeted initiatives, including the creation of specific sales and marketing programs.

     COST OF REVENUES

     Cost of revenues includes salaries and benefits of our operations personnel, the cost of acquiring data and content, leasing and depreciation costs for our computer hosting equipment and Internet connection and data center charges. Cost of revenues increased $1.6 million, or 100%, to $3.2 million for the three months ended October 31, 2000, compared to $1.6 million for the three months ended October 31, 1999. The increase in cost of revenues is attributable to increases in personnel to support our business growth, equipment costs related to the expansion of our data centers and content fees as a result of additions to our set of content providers. Gross margin for the three months ended October 31, 2000 was 41%, compared to 36% for the three months ended October 31, 1999. We expect gross margin to improve slightly during fiscal 2001 and our present target is to reach a level of 50% gross margin by the last quarter of fiscal 2001.

      OPERATING EXPENSES

     PRODUCT DEVELOPMENT. Product development expense consists primarily of salaries and benefits, consulting expenses and equipment costs. Product development expense increased $0.7 million, or 108%, to $1.4 million for the three months ended October 31, 2000 from $0.7 million for the three months ended October 31, 1999. This increase in product development expense was primarily attributable to increases in personnel and personnel-related costs.

     SALES AND MARKETING. Sales and marketing expense consists primarily of salaries, commissions, promotion costs, advertising and travel-related expenses. Sales and marketing expense increased $3.1 million, or 141%, to $5.3 million for the three months ended October 31, 2000 from $2.2 million for the three months ended October 31, 1999. The number of sales and marketing personnel, and the amount of personnel-related, promotion and advertising costs increased during fiscal 2000 to support our expanded sales and marketing efforts. However, during the three months ended October 31, 2000, the market for highly skilled sales personnel continued to be tight and prevented us from meeting our sales hiring plan. As a result, we had fewer sales people in the field than we had assumed we would have at the beginning of the quarter. We have hired two full-time recruiters to accelerate our recruiting efforts. In the marketing area, we are attempting to increase the size of our telemarketing team to continue to build on our ability to realize sales opportunities from our marketing programs.

     GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of salaries and related costs for our executive, administrative, finance and human resources personnel as well as accounting, legal and other professional fees. General and administrative expense increased $1.6 million, or 210%, to $2.4 million for the three months ended October 31, 2000 from $0.8 million for the three months ended October 31, 1999. This increase was caused mainly by the increase in personnel and personnel-related costs, both as a result of the need to support and grow our business as well as the need to support the requirements related to the operation of our company as a publicly-traded company.

     STOCK-BASED COMPENSATION. As of July 31, 2000, we had recorded deferred stock-based compensation expense aggregating $2.3 million in stockholders' equity for the difference at the date of grant between the exercise price and the fair value of the common stock underlying stock options granted in fiscal 2000 and 1999. During the three months ended October 31, 2000, we recorded an additional $0.2 million of deferred stock-based compensation in connection with the NetCreate acquisition. Of these amounts, we recognized as expense a total of $0.2 million for both the three months ended October 31, 2000 and the three months ended October 31, 1999. In addition, we expect to recognize $0.4 million in total for the remaining quarters of fiscal 2001, $0.5 million in fiscal 2002 and $0.1 million in fiscal 2003.

     OTHER INCOME/EXPENSE, NET. Other income/expense for the three months ended October 31, 2000 was comprised of approximately $1.9 million of interest income earned on the cash proceeds received from our IPO in February 2000, offset by less than $0.1 million of interest expense related to capital lease obligations.

     NET LOSS. We have not achieved profitability on a quarterly or annual basis and expect to continue to incur net losses through at least the middle of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW. In February 2000, we completed our IPO and, as a result, issued 8,050,000 shares of common stock at a price of $17.00 per share. We received approximately $125.9 million in cash from our IPO, net of underwriting discounts and other offering costs. We have used a portion of these proceeds, and intend to continue to use these proceeds, to expand our sales and marketing efforts, to expand our international business, to develop new technologies and products and improve our technology infrastructure and for working capital and other general corporate purposes. Pending this use, we have invested these proceeds in interest-bearing securities, primarily government securities, municipal bonds, time deposits, Eurodollar deposits, certificates of deposit with approved financial institutions, commercial paper rated A-1/P-1/F-1, corporate notes and bonds and other money market instruments of similar liquidity and credit quality.

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

     Future capital requirements will depend upon many factors, including the rate of expansion of our sales and marketing resources and the timing and magnitude of our research and product development efforts. We expect to continue to expend significant amounts on expansion of facility infrastructure, computers and related data center equipment. We believe that our cash, cash equivalents and short-term investments will be sufficient to satisfy our cash requirements for at least the next 12 months.

     COMPARATIVE CASH FLOW INFORMATION. The following table compares cash, cash equivalent and short-term investment and working capital balances as well as sources and uses of cash as of, and for the three months ended, October 31, 2000 and 1999 (in millions):


                                                                                           Three Months Ended
                                                                                               October 31,
                                                                                        ------------------------
                                                                                           2000           1999
                                                                                        ---------       --------
Cash, cash equivalents and short-term investments.....................................  $   109.3       $    6.7
Working capital.......................................................................      101.4            2.5
Cash used in operating activities.....................................................       (4.7)          (2.5)
Cash used in investing activities.....................................................      (13.2)          (0.5)
Cash provided by financing activities.................................................        0.6            0.7


     Cash used in operating activities was $4.7 million for the three months ended October 31, 2000 compared to $2.5 million for the three months ended October 31, 1999. This increase was primarily as a result of the increase in our net loss to $5.2 million for the three months ended October 31, 2000 from $2.9 million for the three months ended October 31, 1999, partially offset by non-cash charges for depreciation, amortization and stock-based compensation, and the net change in operating assets and liabilities.

     Cash used in investing activities increased to $13.2 million for the three months ended October 31, 2000, from $0.5 million for the three months ended October 31, 1999. This increase was due in large part to investment in available-for-sale securities. Cash used in investing activities also included capital expenditures for computers and other equipment, primarily for our data centers, as well as expenditures for the NetCreate acquisition and the BeeLine technology purchase.

     Cash provided by financing activities was $0.6 million for the three months ended October 31, 2000, compared to $0.7 million for the three months ended October 31, 1999. Cash provided by financing activities for the three months ended October 31, 2000 was generated primarily from approximately $0.8 million in cash received from employees under the Employee Stock Purchase Plan, offset by payments on capital lease obligations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Current and potential stockholders should consider carefully each of the following factors in making their investment decisions. These factors should be considered together with the other information included in this Quarterly Report.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND HAVE BEEN FOCUSED ON OUR CURRENT BUSINESS STRATEGY FOR ONLY APPROXIMATELY FOUR YEARS.

     Our company was founded in October 1995, and our initial revenues were derived from providing maps, driving directions and directory services. Not only is our operating history short, but we also refocused our business strategy on our Business Finder service in early 1997. Accordingly, we have a limited operating history from which you can evaluate our present business and future prospects. As a relatively new entrant to the business of providing marketing infrastructure services for Global 2000 branded companies on the Internet and on wireless platforms, we face risks and uncertainties relating to our ability to implement our business plan successfully. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the Internet. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, financial condition and prospects will be materially adversely affected.

WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOWS AND ANTICIPATE CONTINUED NET LOSSES BECAUSE WE INTEND TO CONTINUE TO INVEST IN DEVELOPING OUR BUSINESS.

     We have not generated enough revenues to exceed the substantial amounts we have spent to develop our business. We incurred net losses of approximately $5.2 million for the three months ended October 31, 2000, $15.4 million for fiscal 2000 and $5.5 million for fiscal 1999. We expect to continue to lose money for the immediately foreseeable future because we plan to continue to incur significant expenses as we expand our sales and marketing resources, including expanding our business in Europe and Asia, and develop new technologies and products and improve our technology infrastructure. Moreover, we base current and future expense levels on our operating plans and our estimates of future revenues. If our revenues grow at a slower rate than we anticipate, or if our spending exceeds our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to achieve profitability. Such a shortfall occurred in the three months ended October 31, 2000 and required that we reduce our personnel levels in response. If we do achieve profitability, we may be unable in the future to sustain or increase profitability on a quarterly or annual basis.

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

     Our quarterly net loss was approximately $5.2 million for the three months ended October 31, 2000, $4.5 million for the three months ended July 31, 2000, $4.5 million for the three months ended April 30, 2000, $3.6 million for the three months ended January 31, 2000 and $2.9 million for the three months ended October 31, 1999. We presently expect to continue to incur net losses until at least mid-fiscal 2002 as we incur expenses to expand our sales and marketing resources, including expanding our international business, and develop new technologies and products and improve our technology infrastructure. However, our quarterly operating results may fluctuate significantly in the future due to a variety of factors. These factors include the following, which are generally outside of our control:

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

     - the timing and effectiveness of potential strategic alliances or other business combinations; and

     -    changes in our operating expenses.

     In addition, our operating expenses are based on our expectations of our future revenues and some of our operating expenses are relatively fixed in the short term, including personnel costs, data support expenses and the cost of licensing necessary information. We may be unable to reduce our expenses quickly enough to offset any revenue shortfall and may incur costs, such as severance costs, imposed by any expense reduction program.

THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE HIGHLY VOLATILE.

     The market price of our common stock has fluctuated widely and may continue to do so. For example, during the period following our IPO in February 2000 through the period ended November 30, 2000, the trading price of our common stock has ranged from a high of $76.25 per share to a low of $2.25 per share. Many factors could cause the market price of our common stock to rise and fall in the future. Some of these factors include:

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

IF DEMAND FOR MARKETING INFRASTRUCTURE SERVICES FAILS TO DEVELOP OR DEVELOPS MORE SLOWLY THAN WE EXPECT, WE MAY NOT GENERATE SUFFICIENT REVENUES TO ACHIEVE PROFITABILITY.

     Our future success is highly dependent on an increase in the use of the Internet and wireless platforms as marketing channels including, in particular, the deployment and acceptance of wireless and broadband platforms. If significant demand for marketing infrastructure services fails to develop or develops more slowly than we expect, we may not generate sufficient revenues to achieve profitability. The market for marketing infrastructure services is new and rapidly evolving, and it cannot yet be compared with traditional marketing media to gauge its effectiveness. Companies that have historically relied on traditional marketing methods may be reluctant or slow to adopt online or wireless marketing. As a result, demand and market acceptance for Internet and wireless-based marketing solutions cannot yet be determined. Many of our current and potential clients have little or no experience using the Internet or wireless platforms for marketing purposes and may allocate only a limited portion of their marketing budgets to these platforms. Companies that have invested substantial resources in traditional methods of marketing may be reluctant to reallocate those resources to online or wireless marketing. In addition, companies that have invested a significant portion of their marketing budget in online or wireless marketing may decide after a time to return to more traditional methods if they find that online or wireless marketing is a less effective method of promoting their products and services than traditional marketing methods.

WE WILL CONTINUE TO DEDICATE SIGNIFICANT RESOURCES TOWARD DEVELOPING NEW CLIENTS INTERNATIONALLY; ANY SUCCESS IN THESE EFFORTS MAY PROVE NOT TO HAVE BEEN WORTH THE ASSOCIATED EXPENSE.

     Our current business plan includes expanding internationally. During fiscal 2000, we opened sales offices in France, Germany and the United Kingdom. We recently announced the closure of our office in Germany in order to centralize functions in the United Kingdom and France offices. To date, we have limited experience in marketing our services internationally, and we cannot predict our success in these international markets. In order to expand overseas, we intend to continue to enter into relationships with foreign businesses, and we cannot predict whether those relationships will be successful. Our plans to expand internationally are subject to inherent risks, including:

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

WE WILL NOT BE ABLE TO EXECUTE OUR BUSINESS PLAN IF WE CANNOT INCREASE OUR DIRECT AND INDIRECT SALES CHANNELS.

     We will need to expand substantially our direct and indirect sales operations, both domestically and internationally, in order to increase market awareness and sales of our products. Our services require a sophisticated sales effort targeted at several people within our prospective clients' organizations. We have recently expanded our direct sales force and plan to hire additional sales personnel. Competition for qualified sales personnel is intense, and during the first quarter of fiscal 2001, we were not able to hire the kind and number of sales personnel we were targeting. Also, the recent decline in our stock price may significantly increase the difficulty in hiring new qualified sales personnel. In addition, we believe that our future success is dependent upon establishing and maintaining productive relationships with a variety of distribution partners, resellers and joint marketing partners. We cannot be sure that we will be successful in signing up desired partners or that our partners will devote adequate resources or have the technical and other sales capabilities to sell our products.

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

HISTORICALLY, WE HAVE DEPENDED ON A LIMITED NUMBER OF SERVICES FOR MOST OF OUR REVENUES.

     Historically, we have derived most of our revenues from our Web Business Finder, maps, driving directions and directory services, which represented approximately 71% of our revenues in the first fiscal quarter of fiscal 2001, 65% of our revenues in fiscal 2000, 86% of our revenues in fiscal 1999 and 91% of our revenues in fiscal 1998. Our results of operations would be materially and adversely affected by a reduction in demand or a change in the pricing structure for these services, unless and until we are able to generate revenue from other services.

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

WE HAVE RECENTLY EXPERIENCED AND CURRENTLY ANTICIPATE GROWTH IN OUR BUSINESS, AND ANY INABILITY TO MANAGE THIS GROWTH COULD HARM OUR BUSINESS.

     In order to execute our business plan, our company has grown significantly. The number of our employees grew from 49 as of October 31, 1998 to 224 as of October 31, 2000. This growth has placed, and our anticipated future growth combined with the requirements we will face as a public company will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our technical, finance, sales and marketing groups.

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

     Our future success is substantially dependent upon continued growth and use of the Internet and wireless devices such as cellular telephones. Rapid growth in the use of and interest in the Internet and wireless devices is a relatively recent phenomenon and may not continue to grow at its current rate. Internet usage may be inhibited for many reasons, including the following:

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

WE FACE A COMPETITIVE LABOR MARKET FOR HIGHLY SKILLED EMPLOYEES THAT WE MUST ATTRACT, RETAIN AND MOTIVATE IN ORDER TO EXECUTE OUR GROWTH PLAN.

     Our future success depends on our ability to attract, train, motivate and retain highly skilled employees. Competition for employees among Internet and software companies is intense, particularly in the Silicon Valley area in which our headquarters are located. Market wages for employees include expectations for significant stock-based compensation and, in light of the disappointing performance of our stock price, we may be unable to offer attractive equity packages to potential employees, and may also be unable to retain and motivate our existing employees whose stock options are out-of-the-money. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. The inability to attract additional qualified personnel could disrupt the implementation of our growth strategy upon which the success of our business depends.

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

     We have registered several service marks in the United States, including "Vicinity," "MapBlast!" and "GeoSearch" and have applied for registration of a number of additional service marks, including "Vicinity Business Finder," "Vicinity SiteMaker," "Vicinity BrandFinder" and "MapBlast!," in the United States and in other countries, and will seek to register additional service marks and trademarks, as appropriate. We may be unsuccessful in obtaining the service marks and trademarks for which we have applied. We may not be granted certain patents with respect to our technology, and any patent that is granted may be challenged or invalidated. We may not develop proprietary products or technologies that are patentable, and any issued patent may not provide us with any competitive advantages or withstand challenges by third parties. In addition, the patents of others may adversely affect our ability to conduct our business. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and we do not currently have any patents or patent applications pending in any foreign country. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology or duplicate our products or design around patents issued to us or our other intellectual property rights. Our failure to protect our proprietary rights adequately or our competitors' successful duplication of our technology could harm our operating results and cause the price of our common stock to decline.

LITIGATION OVER INTELLECTUAL PROPERTY RIGHTS COULD DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

     There has been frequent litigation in the computer industry regarding intellectual property rights. Like others in our industry, we are from time to time subject to claims regarding the alleged intellectual property rights of third parties. In fiscal 1999, we entered into a settlement agreement and agreed to pay $441,000 for a patent license with respect to an intellectual property rights claim. Third parties may make additional claims of infringement by us with respect to current or future products, trademarks or other proprietary rights. These claims could be time-consuming, result in costly litigation, divert our management's attention, cause product or service release delays, require us to redesign our products or services or require us to enter into costly royalty or licensing agreements.

PRIVACY CONCERNS MAY ADVERSELY AFFECT OUR ABILITY TO IMPLEMENT OUR INTERNET SOLUTIONS.

     Web sites and Internet advertisement servers typically place a small file commonly known as a "cookie" on a user's hard drive, generally without the user's knowledge or consent. We may introduce services or features that are dependent on the use of cookies to collect, sort and analyze information about Internet users. Most currently available Internet browsers allow users to modify their browser settings to prevent cookies from being stored on their hard drive or to delete cookies at any time. In addition, some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies and the Federal Trade Commission is investigating these issues in response to recent publicity regarding Internet advertising companies. The effectiveness of future services could be limited by a significant reduction or limitation in the use of cookies. In addition, privacy concerns may cause some Web users to be less likely to visit Web sites that use cookies. If enough Web users choose not to visit sites that use cookies, our ability to sell our services or features that are dependent on the use of cookies would be adversely affected and could require us to alter or adjust our business practices.

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

     To date, these regulations have not materially restricted the use of our products. However, legislation or regulations may in the future be adopted which may limit our ability to target advertising or collect and use information in one or more countries. Further, a number of laws and regulations have been and may be adopted covering issues such as pricing, acceptable content, taxation and quality of products and services on the Internet. This legislation could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium. In addition, due to the global nature of the Internet, it is possible that multiple federal, state or foreign jurisdictions might inconsistently regulate our activities or the activities of advertising networks or Web sites.

OUR MANAGEMENT HAS BROAD DISCRETION IN USING THE PROCEEDS FROM OUR IPO AND THEREFORE INVESTORS WILL BE RELYING ON THE JUDGMENT OF OUR MANAGEMENT TO INVEST THOSE FUNDS EFFECTIVELY.

     We have used a portion of, and intend to continue to use, the net proceeds of our IPO to expand our sales and marketing resources, including expanding our business in Europe and Asia, to develop new technologies and products and improve our technology infrastructure and for working capital and other general corporate purposes. The amounts and timing of these expenditures will vary significantly depending upon a number of factors, including the amount of cash generated or consumed by our operations, the progress of our development activities and the market response to the introduction of any new services. In addition, we may use a portion of the net proceeds from our IPO to acquire or invest in additional businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, joint ventures or otherwise. Our management has broad discretion with respect to the expenditure of our IPO proceeds. Stockholders will be relying on the judgment of our management regarding the application of these proceeds.

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

THE LARGE NUMBER OF SHARES ELIGIBLE FOR PUBLIC SALE COULD CAUSE OUR STOCK PRICE TO DECLINE.

     In February 2000, we issued 8,050,000 shares of common stock pursuant to our IPO. These shares are freely tradable with the exception of those shares purchased by our affiliates. We had an aggregate of approximately 28.7 million shares of our common stock outstanding as of October 31, 2000, which includes the shares sold in our IPO. The shares not registered as part of our IPO may be sold only pursuant to a registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act. The market price of our common stock could decline as a result of the sales of a large number of these shares or the perception that sales could occur. In addition, the large number of shares eligible for sale may make it more difficult for us to sell common stock in the future at a time and at a price that we deem appropriate.

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

A THIRD PARTY'S ABILITY TO ACQUIRE US MIGHT BE MORE DIFFICULT BECAUSE OF ANTI-TAKEOVER PROVISIONS IN OUR RESTATED CERTIFICATE OF INCORPORATION AND BYLAWS.

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

     Provisions of our Restated Certificate of Incorporation and Bylaws eliminate the right of stockholders to act by written consent without a meeting, eliminate the right of stockholders to call a special meeting of stockholders, specify procedures for nominating directors and submitting proposals for consideration at stockholder meetings and provide for a staggered Board of Directors, so that no more than approximately one-third of our directors could be replaced each year and it would take three successive annual meetings to replace all directors. These provisions are intended to enhance the likelihood of continuity and stability in the composition of our Board of Directors and in the policies formulated by our Board of Directors and to discourage some transactions that may involve an actual or threatened change of control of our company. These provisions are designed to reduce the vulnerability of our company to an unsolicited acquisition proposal and, accordingly, could discourage potential acquisition proposals and delay or prevent a change in control of our company. These provisions are also intended to discourage tactics that may be used in proxy fights but could, however, have the effect of discouraging others from making tender offers for our common stock and, consequently, may also inhibit fluctuations in the market price of our common stock that could result from actual or rumored takeover attempts. These provisions may also have the effect of preventing changes in the management of our company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The following discussion about our market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk.

     INTEREST RATE RISK. The primary objective of our investment activities is to preserve principal and assure sufficient liquidity to meet anticipated needs, while at the same time maximizing the income we receive from our investments within such constraints. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government securities, municipal bonds, time deposits, Eurodollar deposits, certificates of deposit, commercial paper, corporate notes and bonds and other specific money market instruments. We classify our cash equivalents and short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. We classify our cash equivalents and short-term investments as "variable rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. The table below presents the amounts and related weighted interest rates of our investment portfolio at October 31, 2000 (in thousands):


                                                                             Average                        Fair
                                                                          Interest Rate     Cost            Value
                                                                          ------------- -----------     -----------
Cash equivalents:
   Fixed rate..........................................................        6.41%    $     3,971     $     3,971
   Variable rate.......................................................        7.58%    $     1,165     $     1,165

Short-term investments:
   Fixed rate..........................................................        6.72%    $    70,045     $    70,025
   Variable rate.......................................................        6.66%    $     8,524     $     8,525


     FOREIGN CURRENCY EXCHANGE RATE RISK. We develop products in the United States and market our products in North America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

     EQUITY SECURITY PRICE RISK. In October 2000, we invested $5.0 million in a newly organized, non-diversified, closed-end management investment company (the "Fund") that is subject to market price volatility. The Fund has an investment objective of long-term capital appreciation and seeks to achieve its objective by investing in equity securities of small, medium and large capitalized United States and foreign companies considered to significantly benefit from, or derive revenue from, the Internet. In addition, this fund may also invest in securities of private investment funds that invest primarily in venture capital companies. Investments in technology companies and, in particular, venture capital companies, pose special risks. Currently, no market exists for the Fund's shares. The Fund's shares will not be listed on any securities exchange and the Fund does not anticipate that a secondary market for its shares will develop. Consequently, we may not be able to sell our shares in the Fund. Since opportunities for redemption of shares are severely limited, the Fund's shares are appropriate only as a long-term investment. Equity price fluctuations of plus or minus 10% would have had a $0.5 million impact on the value of this investment in the three months ended October 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In May 1999, a former employee of the Company filed a complaint against the Company and certain of the Company's officers and stockholders in California Superior Court for reformation of contract alleging various contract and tort causes of action and seeking declaratory relief. In the complaint, the plaintiff seeks, among other things, the issuance of at least 281,250 shares of the Company's common stock, an unspecified amount of compensatory damages and punitive damages, plus attorneys' fees. In November 1999, the court stayed the claim and granted the Company's motion to compel arbitration. An arbitration hearing was conducted in November 2000. Prior to commencement of the arbitration hearing, the plaintiff agreed to dismiss all of his claims against the Company's officers and stockholders. During the arbitration, the judge hearing the arbitration dismissed all of plaintiff's contract-based claims against the Company. A decision from the judge with respect to the remaining tort claims is expected in December 2000. The Company continues to believe that the plaintiff's claims are without merit and expects the remaining claims to be dismissed in favor of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     ISSUANCE OF SHARES OF COMMON STOCK. In October 2000, we issued 441,405 shares of our common stock in exchange for all the issued and outstanding common stock of NetCreate Systems, Inc. in connection with our acquisition of that company. The sale of these securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The recipients of these securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing the securities issued in this transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits. The following exhibits are included as part of this Report:

Exhibit
  No.     Description of Exhibit
-------   ----------------------

10.1 Separation Agreement, dated November 30, 2000, by and between Vicinity Corporation and Howard Bain.

27.1      Financial Data Schedule for the three months ended October 31, 2000.


(b) Reports on Form 8-K:

None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VICINITY CORPORATION
                                   Registrant


Dated:  December 14, 2000          By:      /s/ EMERICK WOODS
                                     -------------------------------------
                                          Emerick Woods
                                          President and Chief Executive Officer