Form 10-Q
period 2001-01-31
VICINITY CORP
filed 2001-03-16
CIK 1029784

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001

Commission file number: 000-29365

VICINITY CORPORATION
(Exact name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	77-0414631 (I.R.S. Employer Identification No.)

370 San Aleso Avenue
Sunnyvale, California 94085
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (408) 543-3000

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    The number of shares of common stock, par value $0.001 per share, of Vicinity Corporation outstanding as of February 28, 2001 was 28,532,000.

Certain Defined Terms

    Unless the context otherwise requires, references herein to "we," "us," "the Company" or "Vicinity" are to Vicinity Corporation, a Delaware corporation. References in this Quarterly Report to fiscal years refer to the fiscal year of our company ended on July 31 of that year. We were incorporated as a California corporation in October 1995 and reincorporated as a Delaware corporation in January 2000. "Vicinity," "MapBlast!" and "GeoSearch" are registered marks of our company. Each trademark, trade name or service mark of any other company appearing in this Quarterly Report belongs to its holder.

Forward Looking Statements

    The statements contained in this Quarterly Report that are not historical facts may be deemed to contain forward-looking statements. Such statements are indicated by words or phrases such as "anticipate," "estimate, "projects," "believes," "intends," "expects" and similar words and phrases. Actual results may differ materially from those expressed or implied in any forward-looking statement as a result of certain risks and uncertainties, including, without limitation, the risks and uncertainties detailed herein under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results" and in our other filings with the Securities and Exchange Commission. We disclaim any obligation to update any of the forward-looking statements contained in this report to reflect future events or developments.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

VICINITY CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2001	2000	2001	2000
REVENUES
License and hosting fees	$4,122	$2,593	$8,152	$4,760
Service and transaction fees	938	725	2,338	1,090

	5,060	3,318	10,490	5,850
COST OF REVENUES (1)	3,528	2,043	6,758	3,654

Gross profit	1,532	1,275	3,732	2,196

OPERATING EXPENSES
Product development (1)	1,808	775	3,225	1,456
Sales and marketing (1)	5,266	2,907	10,578	5,110
General and administrative (1)	2,185	929	4,557	1,695
Stock-based compensation	161	291	362	488
Restructuring and other non-recurring expenses	1,100	—	1,100	—

	10,520	4,902	19,822	8,749

LOSS FROM OPERATIONS	(8,988)	(3,627)	(16,090)	(6,553)
Other income, net	1,677	51	3,595	106

NET LOSS	(7,311)	(3,576)	(12,495)	(6,447)
Accretion on redeemable convertible preferred stock and warrants	—	502	—	1,005

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(7,311)	$(4,078)	$(12,495)	$(7,452)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.26)	$(0.79)	$(0.45)	$(1.49)

WEIGHTED AVERAGE SHARES USED IN BASIC AND DILUTED NET LOSS PER SHARE CALCULATIONS	28,100	5,139	27,718	5,006

(1)
Excludes stock-based compensation of:

Cost of revenues	$42	$14	$51	$24
Product development	15	29	36	49
Sales and marketing	70	150	169	264
General and administrative	34	98	106	151

	$161	$291	$362	$488

See Notes to Unaudited Condensed Consolidated Financial Statements.

VICINITY CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2001	July 31, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,430	$48,195
Short-term investments	78,678	73,609
Accounts receivable, net	3,361	4,333
Prepaid expenses and other current assets	1,596	2,312

Total current assets	105,065	128,449
PROPERTY AND EQUIPMENT, net	9,973	5,717
INTANGIBLE ASSETS, net	8,294	—
INVESTMENTS	3,477	—
OTHER ASSETS	387	328

Total Assets	$127,196	$134,494

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,813	$1,399
Accrued liabilities	3,490	3,773
Deferred revenue	7,640	7,619
Capital lease obligations, current portion	725	1,042

Total current liabilities	13,668	13,833
CAPITAL LEASE OBLIGATIONS	22	270

Total liabilities	13,690	14,103
STOCKHOLDERS' EQUITY
Common stock	29	28
Additional paid-in capital	158,809	152,565
Deferred stock-based compensation	(983)	(1,160)
Notes receivable	(185)	(232)
Accumulated other comprehensive loss	(1,121)	(262)
Accumulated deficit	(43,043)	(30,548)

Total stockholders' equity	113,506	120,391

Total Liabilities and Stockholders' Equity	$127,196	$134,494

See Notes to Unaudited Condensed Consolidated Financial Statements.

VICINITY CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended January 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,495)	$(6,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,093	451
Allowance for doubtful accounts	140	30
Stock-based compensation	634	488
Changes in operating assets and liabilities:
Accounts receivable	1,027	(1,015)
Prepaid expenses and other current assets	716	(1,214)
Accounts payable	414	455
Accrued liabilities	(1,789)	477
Deferred revenue	(102)	946

Net cash used in operating activities	(9,362)	(5,829)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments of excess cash:
Purchases of available-for-sale securities	(33,694)	—
Sales of available-for-sale securities	24,289	—
Purchases of property and equipment	(5,828)	(1,036)
Purchase of technology	(2,085)	—
Purchase of NetCreate	(250)	—
Other	36	—

Net cash used in investing activities	(17,532)	(1,036)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	895	514
Proceeds from issuance of redeemable preferred stock, net	—	3,750
Repurchase of unvested common stock	(198)	—
Payment of bank note	—	(1,000)
Principal payments on capital leases	(568)	(370)

Net cash provided by financing activities	129	2,894

Net decrease in cash and cash equivalents	(26,765)	(3,971)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,195	9,060

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,430	$5,089

See Notes to Unaudited Condensed Consolidated Financial Statements.

VICINITY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—PRESENTATION OF INTERIM FINANCIAL STATEMENTS

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICY

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

NOTE 3—CASH, CASH EQUIVALENTS AND INVESTMENTS

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

NOTE 4—NET LOSS PER SHARE

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

    Diluted net loss per share does not include the effect of the following anti-dilutive common equivalent shares (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2001	2000	2001	2000
Stock options	2,627	1,583	2,627	1,583
Shares of common stock subject to repurchase	449	1,368	449	1,309
Convertible preferred warrants	—	952	—	952
Convertible preferred stock (as if converted)	—	12,957	—	12,560

	3,076	16,860	3,076	16,404

    The weighted-average exercise price of stock options outstanding was $7.64 and $6.60 as of January 31, 2001 and 2000, respectively. The weighted-average exercise price of shares of common stock subject to repurchase was $0.20 and $0.44 as of January 31, 2001 and 2000, respectively.

NOTE 5—COMPREHENSIVE LOSS

    The following table sets forth the calculation of comprehensive loss (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2001	2000	2001	2000
Net loss	$(7,311)	$(3,576)	$(12,495)	$(6,447)
Unrealized loss on available-for-sale securities	(1,102)	—	(859)	—

Comprehensive loss	$(8,413)	$(3,576)	$(13,354)	$(6,447)

NOTE 6—SEGMENT INFORMATION

    The Company's chief operating decision maker (CODM) is considered to be the Company's Chief Executive Officer. The CODM evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements. Therefore, the Company operates in a single segment.

    Revenue information by geographic area is summarized below for the three and six-month periods ended January 31, 2001 and 2000 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2001	2000	2001	2000
North America	$4,132	$3,123	$8,890	$5,518
Europe	928	195	1,600	332

Revenues	$5,060	$3,318	$10,490	$5,850

    For the three and six-month periods ended January 31, 2001 and 2000, no customer accounted for 10% or more of the Company's revenues.

    Essentially all of the Company's long-lived assets are located in the United States.

NOTE 7—RESTRUCTURING AND OTHER NON-RECURRING EXPENSES

    In November 2000, the Company approved a plan to restructure certain of its operations in order to reduce expenses. In connection with this restructuring, the Company reduced its worldwide headcount by approximately 15% and approved the closure of the Company's German sales facility. Expenses associated with this restructuring plan were approximately $0.6 million. Essentially all of this restructuring charge was severance and benefits, which represented the reduction of approximately 30 employees from a variety of functional areas, including substantially all of our German sales employees. Facility closure and other expenses recorded were less than $0.1 million. As of January 31, 2001, less than $20,000 of restructuring expenses had not been paid.

    In addition, during the three months ended January 31, 2001, the Company recorded $0.5 million of severance-related expenses in conjunction with the departure of four senior executives, including $0.3 million of stock-based compensation.

NOTE 8—BUSINESS COMBINATION

    In October 2000, the Company acquired NetCreate Systems, Inc. ("NetCreate"), an Internet products company that provides tools and services to build or enhance the features and functionality of web sites. In connection with the acquisition, the Company paid $250,000 in cash and issued 441,405 shares of its common stock in exchange for all outstanding shares of NetCreate common stock. In addition, the Company reserved an additional 90,513 shares of the Company's common stock for issuance in connection with the assumption of NetCreate's outstanding stock options and warrants. The acquisition was accounted for using the purchase method of accounting and results of NetCreate have been included in the Company's consolidated financial statements from October 18, 2000. A summary of the purchase price for the acquisition is as follows (in thousands):

Stock and stock options, net of issuance costs	$5,169
Cash	250
Direct acquisition costs	253
Other liabilities assumed	631

Total	$6,303

    The purchase price was allocated as follows:

Tangible assets acquired	$369
Capitalized software	66
Deferred stock-based compensation	185
Intangible assets acquired:
Goodwill	4,313
Developed product technology	990
Assembled workforce	380

Total	$6,303

    Goodwill will be amortized over its estimated life of five years. Capitalized software, developed product technology and the assembled workforce are intangible assets, which will be amortized over their estimated lives of three years. Pro forma comparative combined financial information has not been shown as the results of NetCreate are not significant.

NOTE 9—TECHNOLOGY PURCHASE

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

    As of January 31, 2001, $3.0 million of costs had been incurred under the Agreement and capitalized as an intangible asset. The Company expects to amortize such costs over the estimated economic life of the services into which such technology is incorporated, generally three years, beginning at the date on which such services are available for general release to customers.

NOTE 10—CONTINGENCY

    In May 1999, a former employee of the Company filed a complaint against the Company and certain of the Company's officers and stockholders in California Superior Court for reformation of contract alleging various contract and tort causes of action and seeking declaratory relief. In the complaint, the plaintiff sought, among other things, the issuance of at least 281,250 shares of the Company's common stock, an unspecified amount of compensatory damages and punitive damages, plus attorneys' fees. In November 1999, the court stayed the claim and granted the Company's motion to compel arbitration. An arbitration hearing was conducted in November 2000. Prior to the commencement of the arbitration hearing, the plaintiff agreed to dismiss all of his claims against the Company's officers and stockholders. During the arbitration hearing, the judge hearing the arbitration dismissed all of the plaintiff's contract-based claims against the Company. In January 2001, the judge hearing the arbitration issued an arbitration award in favor of the Company and dismissed all of the former employee's remaining claims.

    As part of the former employee's termination of employment with the Company, the former employee entered into a settlement and release agreement with the Company providing that in the event of litigation, the losing party would pay the reasonable legal expenses of the winning party. In February 2001, the Company elected to exercise its rights under this provision of the settlement and release agreement and filed a motion with the judge hearing the arbitration for attorneys' fees and costs. The Company expects to recover a significant portion of the fees and costs incurred in defending itself against the former employee's claims.

NOTE 11—SUBSEQUENT EVENT

    In February 2001, the Company approved a plan to restructure certain of its operations in order to reduce expenses. In connection with this restructuring, the Company expects to further reduce its worldwide headcount by approximately 20%. Expenses associated with this plan are estimated to be approximately $0.9 million to $1.0 million.

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

    Company history and evolution.  Our company was formed in October 1995, and our initial revenues were derived from providing maps, driving directions and directory services to regional telephone companies and large portal companies. Since then, we have focused our strategy on our Business Finder service and expanded our product offerings to include Telephone Business Finder, SiteMaker and BrandFinder. In February 2000, we completed our initial public offering, or IPO. As a result, we issued 8,050,000 shares of common stock at a price of $17.00 per share and received approximately $125.9 million in cash, net of underwriting discounts and other offering costs. During fiscal 2000, we expanded our operations into Europe as we opened sales offices in France, Germany and the United Kingdom.

    In November 2000, we approved a plan to restructure certain of our operations in order to reduce expenses. In addition, during the three months ended January 31, 2001, we incurred severance-related expenses in conjunction with the departure of four of our senior executives. In connection with these events, we reduced our worldwide headcount by approximately 15% and closed our German sales facility. Expenses associated with the restructuring plan and executive severance were approximately $1.1 million.

    In February 2001, we approved a plan to restructure certain of our operations in order to reduce expenses. In connection with this restructuring, we reduced our worldwide headcount by approximately 20%. Expenses associated with this plan are estimated to be approximately $0.9 million to $1.0 million.

    Historically, we have generated substantially all of our revenues from our Web Business Finder, maps, driving directions and directory services. During recent fiscal quarters, however, we have begun to generate a significant percentage of our revenue from service and transaction fees, principally project-related professional services.

    In addition to our continuing focus on Web Business Finder and various extensions of that product, during the first quarter of fiscal 2001, we combined our MapBlast! service together with our BrandFinder service as a distribution platform that we call the "Vicinity Network". Our objective with this effort is to enable unique lead generation opportunities for our customers and to utilize the Vicinity Network as a syndicated platform on which we can deliver traffic, high quality leads and incremental sales opportunities for our brick-and-mortar customers on the Internet and on wireless and broadband platforms.

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

    The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair values at the date of acquisition. The total purchase price of $6.3 million included the issuance of stock and the assumption of stock options (together $5.2 million), cash of $0.3 million, direct acquisition costs of $0.3 million and liabilities assumed of $0.6 million. Of the total purchase price, approximately $0.4 million was allocated to tangible assets, $0.1 million was allocated to capitalized software, $0.2 million was allocated to deferred stock-based compensation, $4.3 million was allocated to goodwill, $1.0 million was allocated to developed product technology and $0.4 million was allocated to the assembled workforce. Goodwill will be amortized over its estimated life of five years. Capitalized software, developed product technology and the assembled workforce are intangible assets, which will be amortized over their estimated lives of three years.

    Technology purchase.  In September 2000, we entered into a Technology Purchase Agreement ("the Agreement") with BeeLine LLC ("BeeLine"), under which we agreed to pay up to $2.7 million dollars during fiscal 2001 to purchase technology and related consulting services from BeeLine. In addition, the Agreement specified an additional payment of $0.3 million to BeeLine upon the filing of a patent application related to the purchased BeeLine technology. As of January 31, 2001, the entire $3.0 million of costs had been incurred under the Agreement and capitalized as an intangible asset.

RESULTS OF OPERATIONS

  REVENUES

    License and hosting fees.  Revenue from license and hosting fees is recognized ratably over the life of the contracts, which typically have one-year, non-refundable terms. For the three months ended January 31, 2001, we recognized $4.1 million of license and hosting fees revenue, an increase of $1.5 million, or 59%, compared to $2.6 million for the three months ended January 31, 2000. For the six-month period ended January 31, 2001, license and hosting fees revenue increased $3.4 million, or 71%, to $8.2 million from $4.8 million for the comparable period in fiscal 2000. The increases in license and hosting fees revenue for both the three- and six-month periods ended January 31, 2001 were generally attributable to the continued growth in our customer base and, specifically, to continued growth in demand for Business Finder services.

    Deferred revenue consists of customer payments received and accounts receivable recorded in advance of recognizing revenue for license and hosting services. Deferred revenue as of January 31, 2001 was $7.6 million, compared to $5.9 million as of January 31, 2000, representing an increase of $1.7 million, or 30%.

    Service and transaction fees.  Revenue from service and transaction fees consists of revenue generated from project-related professional services and, to a lesser degree, from advertising, sponsorship and e-commerce transactions. This revenue is recognized as the services are performed. For the three months ended January 31, 2001, we recognized $0.9 million of service and transaction fees revenue, an increase of $0.2 million, or 29%, from $0.7 million for the three months ended January 31, 2000. For the six-month period ended January 31, 2001, service and transaction fees revenue increased $1.2 million, or 115%, to $2.3 million from $1.1 million for the comparable period in fiscal 2000. The increases in service and transaction fees revenue are primarily attributable to an increase in demand for professional services, mostly web development services for our customers, as well as increased advertising and transaction revenue derived mainly from customers utilizing the Vicinity Network. Although we have seen an increase in transaction revenue, the rate of growth is not as great as we had anticipated. While overall market adoption is beyond our control, we have responded to this decreased growth rate with targeted initiatives, including the creation of specific sales and marketing programs.

  COST OF REVENUES

    Cost of revenues includes salaries and benefits of our operations personnel, the cost of acquiring data and content, leasing and depreciation costs for our computer hosting equipment and Internet connection and data center charges. Cost of revenues increased $1.5 million, or 73%, to $3.5 million for the three months ended January 31, 2001, compared to $2.0 million for the three months ended January 31, 2000. For the six-month period ended January 31, 2001, cost of revenues increased $3.1 million, or 85%, to $6.8 million from $3.7 million for the comparable period of fiscal 2000. The increases in cost of revenues are attributable to increased numbers of personnel in the fiscal 2001 periods when compared to the fiscal 2000 periods, equipment costs related to our data centers and content fees paid to our expanding set of content providers. Gross margin for the three months ended January 31, 2001 was 30%, compared to 38% for the three months ended January 31, 2000. Gross margin for the six-month period ended January 31, 2001 was 36%, compared to 38% for the comparable period in fiscal 2000. The decreases in gross margin reflect the slower growth percentage of our revenues when compared to our cost of revenues over the periods mentioned. We expect gross margin to improve slightly during the remainder of fiscal 2001.

  OPERATING EXPENSES

    Product development.  Product development expense consists primarily of salaries and benefits, consulting expenses and equipment costs. Product development expense increased $1.0 million, or 133%, to $1.8 million for the three months ended January 31, 2001 from $0.8 million for the three months ended January 31, 2000. For the six-month period ended January 31, 2001, product development expenses increased $1.8 million, or 122%, to $3.2 million from $1.5 million for the comparable period of fiscal 2000. These increases in product development expense were primarily attributable to increases in personnel and personnel-related costs as well as the amortization of intangible assets that we acquired when we purchased NetCreate at the end of the first fiscal quarter of fiscal 2001.

    Sales and marketing.  Sales and marketing expense consists primarily of salaries, commissions, promotion costs, advertising and travel-related expenses. Sales and marketing expense increased $2.4 million, or 81%, to $5.3 million for the three months ended January 31, 2001 from $2.9 million for the three months ended January 31, 2000. For the six-month period ended January 31, 2001, sales and marketing expense increased $5.5 million, or 107%, to $10.6 million from $5.1 million for the comparable period in fiscal 2000. The number of sales and marketing personnel, and the amount of personnel-related, promotion and advertising costs increased during fiscal 2001 when compared to fiscal 2000, primarily to support our expanded sales and marketing efforts.

    General and administrative.  General and administrative expense consists primarily of salaries and related costs for our executive, administrative, finance and human resources personnel as well as accounting, legal and other professional fees. General and administrative expense increased $1.3 million, or 135%, to $2.2 million for the three months ended January 31, 2001 from $0.9 million for the three months ended January 31, 2000. For the six-month period ended January 31, 2001, general and administrative expense increased $2.9 million, or 169%, to $4.6 million from $1.7 million for the comparable period in fiscal 2001. This increase was caused mainly by the increase in personnel and personnel-related costs, both as a result of the need to support and grow our business as well as the need to support the requirements related to the operation of our company as a publicly-traded company.

    Stock-based compensation.  As of July 31, 2000, we had recorded deferred stock-based compensation expense aggregating $2.3 million in stockholders' equity for the difference at the date of grant between the exercise price and the fair value of the common stock underlying stock options granted in fiscal 2000 and 1999. During the three months ended January 31, 2001, we recorded an additional $0.2 million of deferred stock-based compensation in connection with the NetCreate acquisition. Of these amounts, we recognized as expense a total of $0.2 million and $0.3 million for the three months ended January 31, 2001 and 2000, respectively. In addition, we expect to recognize $0.2 million in total for the remaining quarters of fiscal 2001, $0.3 million in fiscal 2002 and $0.1 million in fiscal 2003.

    Restructuring and other non-recurring expenses.  In November 2000, we approved a plan to restructure certain of our operations in order to reduce expenses. In connection with this restructuring, we reduced our worldwide headcount by approximately 15% and approved the closure of our German sales facility. Expenses associated with this restructuring plan were approximately $0.6 million. Essentially all of this restructuring charge was severance and benefits, which represented the reduction of approximately 30 employees from a variety of functional areas, including substantially all of our German sales employees. Facility closure and other expenses recorded were less than $0.1 million. In addition, during the three months ended January 31, 2001, we recorded $0.5 million of severance-related expenses in conjunction with the departure of four of our senior executives, including $0.3 million of stock-based compensation.

    Other income, net.  Other income for the three- and six-month periods ended January 31, 2001 was comprised of approximately $1.7 million and $3.6 million, respectively, of interest income earned on the cash proceeds received from our IPO in February 2000, offset by less than $0.1 million in each period of interest expense related to capital lease obligations.

    Net loss.  We have not achieved profitability on a quarterly or annual basis and expect to continue to incur net losses through fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

    Overview.  In February 2000, we completed our IPO and, as a result, issued 8,050,000 shares of common stock at a price of $17.00 per share. We received approximately $125.9 million in cash from our IPO, net of underwriting discounts and other offering costs. We have used a portion of these proceeds, and intend to continue to use these proceeds, to expand our sales and marketing efforts, to expand our international business, to develop new technologies and products and improve our technology infrastructure and for working capital and other general corporate purposes. Pending this use, we have invested these proceeds primarily in interest-bearing securities, primarily government securities, municipal bonds, time deposits, Eurodollar deposits, certificates of deposit with approved financial institutions, commercial paper rated A-1/P-1/F-1, corporate notes and bonds and other money market instruments of similar liquidity and credit quality. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for further information related to our investments.

    Once we factor in cost savings achieved from the restructuring that we announced in February 2001, we intend to maintain spending levels relatively constant until such time as we experience adequate growth rates in revenues. We are currently targeting the first or second quarter of fiscal 2003 (second half of calendar 2002) as the point at which we will reach cash flow breakeven.

    Future capital requirements will depend upon many factors, including overall market conditions and the rate of growth of our revenues. We believe that our cash, cash equivalents and short-term investments will be sufficient to satisfy our cash requirements for the next five to ten years at our projected expense and revenue levels.

    Comparative cash flow information.  The following table compares cash, cash equivalent and short-term investment and working capital balances as well as sources and uses of cash as of, and for the six months ended, January 31, 2001 and 2000 (in millions):

	Six Months Ended January 31,
	2001	2000
Cash, cash equivalents and short-term investments	$100.1	$5.1
Working capital	91.4	1.0
Cash used in operating activities	(9.4)	(5.8)
Cash used in investing activities	(17.5)	(1.0)
Cash provided by financing activities	0.1	2.9

    Cash used in operating activities was $9.4 million for the six months ended January 31, 2001 compared to $5.8 million for the six months ended January 31, 2000. This increase was primarily as a result of the increase in our net loss to $12.5 million for the six-month period ended January 31, 2001 from $6.4 million for the comparable period in fiscal 2000, partially offset by increases in non-cash charges for depreciation, amortization and stock-based compensation, and the net change in operating assets and liabilities.

    Cash used in investing activities increased to $17.5 million for the six-month period ended January 31, 2001, from $1.0 million for the comparable period in fiscal 2000. This increase was due primarily to investments we made in available-for-sale securities and increased capital expenditures, as well as expenditures for the NetCreate acquisition and the BeeLine technology purchase, which totaled $0.3 million and $2.1 million, respectively, during the six-month period ended January 31, 2001. Our net investment in available-for-sale securities during the six-month period ended January 31, 2001 was $9.4 million, as compared to none in the comparable period of fiscal 2000. Capital expenditures totaled $5.8 million during the six-month period ended January 31, 2001, compared to $1.0 million for the comparable period in fiscal 2000. Our capital expenditures for the six-month period ended January 31, 2001 were comprised of approximately $2.0 million for the purchase of the property that houses our New Hampshire operations and approximately $3.8 million of other capital expenditures, primarily for computers and other equipment for our data centers.

    Cash provided by financing activities was $0.1 million for the six-month period ended January 31, 2001. Cash provided by financing activities for the six-month period ended January 31, 2001 was generated primarily from approximately $0.9 million in cash received from employees for common stock issued pursuant to the Employee Stock Purchase Plan and as a result of stock option exercises, offset by payments on capital lease obligations and repurchases of unvested common stock.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Current and potential stockholders should consider carefully each of the following factors in making their investment decisions. These factors should be considered together with the other information included in this Quarterly Report.

Our business is difficult to evaluate because we have a limited operating history.

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

We have a history of losses and negative cash flows and anticipate continued net losses.

    We have not generated enough revenues to exceed the substantial amounts we have spent to develop our business. We incurred net losses of approximately $12.5 million for the six-month period ended January 31, 2001, $15.4 million for fiscal 2000 and $5.5 million for fiscal 1999. We expect to continue to lose money for the immediately foreseeable future. Moreover, we base current and future expense levels on our operating plans and our estimates of future revenues. If our revenues grow at a slower rate than we anticipate, or if our spending exceeds our expectations or cannot be adjusted to reflect such slower revenue growth, we may not generate sufficient revenues to achieve profitability. Such a shortfall occurred in both the three-month periods ended January 31, 2001 and October 31, 2000 and required that we reduce our personnel levels in response. If we do achieve profitability, we may be unable in the future to sustain or increase profitability on a quarterly or annual basis.

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

    Our quarterly net loss was approximately $7.3 million for the three months ended January 31, 2001, $5.2 million for the three months ended October 31, 2000, $4.5 million for the three months ended July 31, 2000, $4.5 million for the three months ended April 30, 2000 and $3.6 million for the three months ended January 31, 2000. We presently expect to continue to incur net losses through fiscal 2002. However, our quarterly operating results may fluctuate significantly in the future due to a variety of factors. These factors include the following, which are generally outside of our control:

  •
  competition in the markets for our services;

  •
  variation in the demand for our Internet-based marketing infrastructure services and seasonal trends relating to marketing spending;

  •
  our ability to protect our systems from telecommunications failures, power loss or equipment or software-related system failures;

  •
  the availability and cost of geographic data and content from third party providers; and

  •
  economic conditions specific to the Internet as well as general economic and market conditions.

    Other factors that may cause our quarterly operating results to fluctuate significantly which are at least partially under our control include:

  •
  the rate of new customer acquisitions;

  •
  whether revenues related to new customer acquisitions are recognized currently or deferred over future time periods;

  •
  the timing and effectiveness of our development of new services;

  •
  the timing and effectiveness of potential strategic alliances or other business combinations; and

  •
  changes in our operating expenses.

    In addition, our operating expenses are based on our expectations of our future revenues and some of our operating expenses are relatively fixed in the short term, including personnel costs, data support expenses and the cost of licensing necessary information. We may be unable to reduce our expenses quickly enough to offset any additional future revenue shortfalls and may incur costs, such as additional severance costs, imposed by any such additional expense reduction programs.

The market price of our common stock has been and may continue to be highly volatile.

    The market price of our common stock has fluctuated widely and may continue to do so. For example, during the period following our IPO in February 2000 through the period ended February 28, 2001, the trading price of our common stock has ranged from a high of $76.25 per share to a low of $2.03 per share. Many factors could cause the market price of our common stock to rise and fall in the future. Some of these factors include:

  •
  actual or anticipated variations in our operating results;

  •
  announcement of technological innovations;

  •
  conditions or trends in the Internet and marketing infrastructure services industries;

  •
  acquisitions and alliances by us or others in the industry;

  •
  changes in estimates of our performance or recommendations by financial analysts;

  •
  market conditions in the industry and the economy as a whole;

  •
  introduction of new services by our competitors;

  •
  changes in the market valuations of other Internet service companies;

  •
  announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  •
  additions or departures of key personnel; and

  •
  other events or factors, many of which are beyond our control or only partially in our control.

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

    Our current business plan includes the expenditure of significant resources internationally. During fiscal 2000, we opened sales offices in France, Germany and the United Kingdom. We recently announced the closure of our office in Germany in order to centralize functions in the United Kingdom and France offices. To date, we have limited experience in marketing our services internationally, and we cannot predict our success in these international markets. In order to generate greater revenues overseas, we intend to continue to enter into relationships with foreign businesses, and we cannot predict whether those relationships will be successful. Our international plans are subject to inherent risks, including:

  •
  the impact of economic fluctuations in economies outside of the United States;

  •
  greater difficulty in accounts receivable collection and longer collection periods;

  •
  unexpected changes in regulatory requirements, tariffs and other trade barriers;

  •
  difficulties and costs of staffing and managing foreign operations due to distance, as well as language and cultural differences;

  •
  political instability, currency exchange fluctuations and potentially adverse tax consequences; and

  •
  reduced protection for intellectual property rights outside the United States.

    We cannot predict whether our international business operations will be successful. The results of our efforts may prove not to have been worth the associated expense and opportunity cost.

We will not be able to execute our business plan if we cannot increase our direct and indirect sales channels.

    We will need to expand substantially our direct and indirect sales operations, both domestically and internationally, in order to increase market awareness and sales of our products. Our services require a sophisticated sales effort targeted at several people within our prospective clients' organizations. Competition for qualified sales personnel is intense, and we may not be able to hire the kind and number of sales personnel that we are targeting. Also, the recent decline in our stock price may significantly increase the difficulty in hiring new qualified sales personnel. In addition, we believe that our future success is dependent upon establishing and maintaining productive relationships with a variety of distribution partners, resellers and joint marketing partners. We cannot be sure that we will be successful in signing up desired partners or that our partners will devote adequate resources or have the technical and other sales capabilities to sell our products.

    Similarly, the complexity of our products and the difficulty of installing them require highly trained customer service and support personnel. We currently have a small customer service and support organization, and we may need to increase our staff to support new services, new customers and the expanding needs of existing customers. Competition for customer service and support personnel is intense in our industry due to the limited number of people available with the necessary technical skills and understanding of the Internet.

Historically, we have depended on a limited number of services for most of our revenues.

    Historically, we have derived most of our revenues from our Web Business Finder, maps, driving directions and directory services, which represented approximately 75% of our revenues in the six-month period ended January 31, 2001, 65% of our revenues in fiscal 2000, 86% of our revenues in fiscal 1999 and 91% of our revenues in fiscal 1998. Our results of operations would be materially and adversely affected by a reduction in demand or a change in the pricing structure for these services, unless and until we are able to generate revenue from other services.

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

We have experienced fluctuation in the number of our employees, and any inability to manage this fluctuation could harm our business.

    The number of our employees has fluctuated significantly over the last two fiscal years in response to changing market conditions and the evolution of our business. The number of our employees grew from 106 as of October 31, 1999 to 224 as of October 31, 2000, and then down to approximately 175 as of February 28, 2001. This fluctuation has placed a significant strain on our management, systems and resources. We expect that we will need to continue to maintain close coordination among our technical, finance, sales and marketing groups in order to successfully manage such fluctuations in personnel.

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

  •
  the inability of Web sites to provide security and authentication of confidential information contained in transmissions over the Internet; and

  •
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

    We have used a portion of the net proceeds of our IPO to expand our sales and marketing resources, including expanding our business in Europe, to develop new technologies and products and improve our technology infrastructure and for working capital and other general corporate purposes. The amounts and timing of future expenditures will vary significantly depending upon a number of factors, including the amount of cash generated or consumed by our operations, the progress of our development activities and the market response to the introduction of any new services. In addition, we may use a portion of the net proceeds from our IPO to acquire or invest in additional businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, joint ventures or otherwise. Our management has broad discretion with respect to the expenditure of our IPO proceeds. Stockholders will be relying on the judgment of our management regarding the application of these proceeds.

The large number of shares eligible for public sale could cause our stock price to decline.

    In February 2000, we issued 8,050,000 shares of common stock pursuant to our IPO. These shares are freely tradable with the exception of those shares purchased by our affiliates. We had an aggregate of approximately 28.5 million shares of our common stock outstanding as of February 28, 2001, which includes the shares sold in our IPO. The shares not registered as part of our IPO may be sold only pursuant to a registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act. The market price of our common stock could decline as a result of the sales of a large number of these shares or the perception that sales could occur. In addition, the large number of shares eligible for sale may make it more difficult for us to sell common stock in the future at a time and at a price that we deem appropriate.

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

    Interest rate risk.  The primary objective of our investment activities is to preserve principal and assure sufficient liquidity to meet anticipated needs, while at the same time maximizing the income we receive from our investments within such constraints. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government securities, municipal bonds, time deposits, Eurodollar deposits, certificates of deposit, commercial paper, corporate notes and bonds and other specific money market instruments. We classify our cash equivalents and short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. We classify our cash equivalents and short-term investments as "variable rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. The table below presents the amounts and related weighted interest rates of our investment portfolio at January 31, 2001 (dollars in thousands):

	Average Interest Rate	Cost	Fair Value
Cash equivalents:
Fixed rate	5.64%	$4,720	$4,720
Variable rate	6.10%	$1,634	$1,634
Short-term investments:
Fixed rate	6.44%	$61,484	$61,865
Variable rate	6.40%	$17,270	$17,291

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

    Equity Security Price Risk.  In October 2000, we invested $5.0 million in a newly organized, non-diversified, closed-end management investment company (the "Fund") that is subject to market price volatility. The Fund has an investment objective of long-term capital appreciation and seeks to achieve its objective by investing in equity securities of small, medium and large capitalized United States and foreign companies considered to significantly benefit from, or derive revenue from, the Internet. In addition, this fund may also invest in securities of private investment funds that invest primarily in venture capital companies. Investments in technology companies and, in particular, venture capital companies, pose special risks. Currently, no market exists for the Fund's shares. The Fund's shares will not be listed on any securities exchange and the Fund does not anticipate that a secondary market for its shares will develop. Consequently, we may not be able to sell our shares in the Fund. Since opportunities for redemption of shares are severely limited, the Fund's shares are appropriate only as a long-term investment. Due to an overall decline in equity prices over the last several months, particularly in the technology sector, the value of this investment had declined by approximately $1.5 million to $3.5 million as of January 31, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    In May 1999, a former employee of the Company filed a complaint against the Company and certain of the Company's officers and stockholders in California Superior Court for reformation of contract alleging various contract and tort causes of action and seeking declaratory relief. In the complaint, the plaintiff sought, among other things, the issuance of at least 281,250 shares of the Company's common stock, an unspecified amount of compensatory damages and punitive damages, plus attorneys' fees. In November 1999, the court stayed the claim and granted the Company's motion to compel arbitration. An arbitration hearing was conducted in November 2000. Prior to the commencement of the arbitration hearing, the plaintiff agreed to dismiss all of his claims against the Company's officers and stockholders. During the arbitration hearing, the judge hearing the arbitration dismissed all of the plaintiff's contract-based claims against the Company. In January 2001, the judge hearing the arbitration issued an arbitration award in favor of the Company and dismissed all of the former employee's remaining claims.

    As part of the former employee's termination of employment with the Company, the former employee entered into a settlement and release agreement with the Company providing that in the event of litigation, the losing party would pay the reasonable legal expenses of the winning party. In February 2001, the Company elected to exercise its rights under this provision of the settlement and release agreement and filed a motion with the judge hearing the arbitration for attorneys' fees and costs. The Company expects to recover a significant portion of the fees and costs incurred in defending itself against the former employee's claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)
The annual meeting of the Company's shareholders (the "Annual Meeting") was held on January 3, 2001. At that time there were present, in person or by proxy, 21,789,144 shares of the Company's Common Stock.

(b)
At the annual meeting, three items were submitted to a vote of stockholders: (1) the election of one director; (2) the approval of the amendment to the Company's 2000 Equity Participation Plan to increase the number of shares reserved for issuance; and (3) the approval of the amendment to the Company's 2000 Employee Stock Purchase Plan to increase the number of shares reserved for issuance.

(c)
(1) The results of voting for the election of one director at the Annual Meeting were as follows:

NOMINEE	FOR	WITHHELD
Fred Gibbons	21,294,291	494,853

  (2)
  The results of voting for the amendment of the Company's 2000 Equity Participation Plan to increase the number of shares that may be issued from 1,500,000 to 2,900,000 shares were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
14,840,828	372,745	4,297	6,571,274
  (3)
  The results of voting for the amendment of the Company's 2000 Employee Stock Purchase Plan to increase the number of shares that may be issued from 200,000 to 800,000 shares were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
15,053,527	160,544	3,799	6,571,274

ITEM 5. OTHER INFORMATION.

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)
Exhibits. The following exhibits are included as part of this Report:

Exhibit No.	Description of Exhibit
10.1	Separation Agreement, dated January 22, 2001, by and between Vicinity Corporation and Dinesh Wadhawan.
10.2	Third Amended and Restated Loan Agreement, dated January 31, 2001, by and between Vicinity Corporation and Dinesh Wadhawan.
10.3	Offer of Employment Letter, dated December 20, 2000, by and between Vicinity Corporation and Maury Austin.
10.4	Separation Agreement, dated January 26, 2001, by and between Vicinity Corporation and Eric Winkler.
(b)
Reports on Form 8-K:

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICINITY CORPORATION Registrant
Dated: March 16, 2001	By:	/s/ EMERICK WOODS Emerick Woods President and Chief Executive Officer
	By:	/s/ MAURY AUSTIN Maury Austin Senior Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
VICINITY CORPORATION UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
VICINITY CORPORATION UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
VICINITY CORPORATION UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
VICINITY CORPORATION NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The following discussion of the financial condition and results of operations of our company should be read in conjunction with our annual report on Form 10-K for the fiscal year ended July 31, 2000, as filed with the Securities and Exchange Commission.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES