Form 10-Q
period 2001-04-30
VICINITY CORP
filed 2001-06-14
CIK 1029784

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2001

Commission file number: 000-29365

VICINITY CORPORATION

(Exact name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	77-0414631 (I.R.S. Employer Identification No.)

370 San Aleso Avenue
Sunnyvale, California 94085
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (408) 543-3000

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of common stock, par value $0.001 per share, of Vicinity Corporation outstanding as of May 31, 2001 was 28,638,000.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Certain Defined Terms

    Unless the context otherwise requires, references in this Quarterly Report to "we," "us," "the Company" or "Vicinity" are to Vicinity Corporation, a Delaware corporation. References in this Quarterly Report to fiscal years refer to the fiscal year of our company ended on July 31 of that year. We were incorporated as a California corporation in October 1995 and reincorporated as a Delaware corporation in January 2000. "Vicinity", "MapBlast!" and "GeoSearch" are registered marks of our company. Each trademark, trade name or service mark of any other company appearing in this Quarterly Report belongs to its holder.

Forward Looking Statements

    The statements contained in this Quarterly Report that are not historical facts may be deemed to contain forward-looking statements. Such statements are indicated by words or phrases such as "anticipate," "estimate," "projects," "believes," "intends," "expects" and similar words and phrases. Actual results may differ materially from those expressed or implied in any forward-looking statement as a result of certain risks and uncertainties, including, without limitation, the risks and uncertainties detailed under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results" and in our other filings with the Securities and Exchange Commission. We disclaim any obligation to update any of the forward-looking statements contained in this report to reflect future events or developments.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

VICINITY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2001	2000	2001	2000
REVENUES
License and hosting fees	$4,040	$2,904	$12,192	$7,664
Service and transaction fees	818	1,436	3,156	2,525

	4,858	4,340	15,348	10,189
COST OF REVENUES (1)	3,346	2,548	10,104	6,202

Gross profit	1,512	1,792	5,244	3,987

OPERATING EXPENSES
Product development (1)	1,879	880	5,104	2,336
Sales and marketing (1)	3,967	5,172	14,545	10,282
General and administrative (1)	1,979	1,480	6,536	3,173
Stock-based compensation	77	282	439	771
Restructuring and other non-recurring expenses	3,300	—	4,400	—

	11,202	7,814	31,024	16,562

LOSS FROM OPERATIONS	(9,690)	(6,022)	(25,780)	(12,575)
Other income, net	1,354	1,568	4,949	1,673

NET LOSS	(8,336)	(4,454)	(20,831)	(10,902)
Accretion on redeemable
convertible preferred stock and warrants	—	45	—	1,049

NET LOSS APPLICABLE TO
COMMON STOCKHOLDERS	$(8,336)	$(4,499)	$(20,831)	$(11,951)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.29)	$(0.18)	$(0.74)	$(1.05)

WEIGHTED AVERAGE SHARES USED
IN BASIC AND DILUTED NET LOSS
PER SHARE CALCULATIONS	28,279	24,742	27,971	11,378

(1) Excludes stock-based compensation of:

Cost of revenues	$29	$13	$80	$37
Product development	14	29	50	79
Sales and marketing	27	140	196	404
General and administrative	7	100	113	251

	$77	$282	$439	$771

See Notes to Unaudited Condensed Consolidated Financial Statements.

VICINITY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 30, 2001	July 31, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,095	$48,195
Short-term investments	73,682	73,609
Accounts receivable, net	2,658	4,333
Prepaid expenses and other current assets	1,281	2,312

Total current assets	97,716	128,449
PROPERTY AND EQUIPMENT, net	9,538	5,717
INTANGIBLE ASSETS, net	7,126	—
INVESTMENTS	2,300	—
OTHER ASSETS	317	328

Total Assets	$116,997	$134,494

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$767	$1,399
Accrued liabilities	4,562	3,773
Deferred revenue	6,425	7,619
Capital lease obligations, current portion	489	1,042

Total current liabilities	12,243	13,833
CAPITAL LEASE OBLIGATIONS	420	270

Total liabilities	12,663	14,103
STOCKHOLDERS' EQUITY
Common stock	29	28
Additional paid-in capital	158,581	152,565
Deferred stock-based compensation	(370)	(1,160)
Notes receivable	(185)	(232)
Accumulated other comprehensive loss	(2,342)	(262)
Accumulated deficit	(51,379)	(30,548)

Total stockholders' equity	104,334	120,391

Total Liabilities and Stockholders' Equity	$116,997	$134,494

See Notes to Unaudited Condensed Consolidated Financial Statements.

VICINITY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended April 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,831)	$(10,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,578	979
Allowance for doubtful accounts	220	45
Stock-based compensation	711	771
Write-off of fixed assets	85	—
Write-off of intangible assets	754	—
Changes in operating assets and liabilities:
Accounts receivable	1,620	(457)
Prepaid expenses and other current assets	1,030	(1,988)
Accounts payable	(632)	2,565
Accrued liabilities	183	1,039
Deferred revenue	(1,317)	1,314

Net cash used in operating activities	(14,599)	(6,634)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments of excess cash:
Purchases of available-for-sale securities	(52,750)	(49,259)
Sales of available-for-sale securities	48,297	4,000
Purchases of property and equipment	(6,467)	(3,227)
NetCreate Purchase	(250)	—
Purchase of technology	(2,985)	—
Sublease deposit received	418	—
Lease deposit on building	—	(260)
Other	55	—

Net cash used in investing activities	(13,682)	(48,746)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	1,215	126,473
Proceeds from issuance of redeemable preferred stock, net	—	3,750
Repurchase of unvested common stock	(207)	—
Payment of bank note	—	(1,000)
Principal payments on capital leases	(827)	(540)

Net cash provided by financing activities	181	128,683

Net increase (decrease) in cash and cash equivalents	(28,100)	73,303
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,195	9,060

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,095	$82,363

See Notes to Unaudited Condensed Consolidated Financial Statements.

VICINITY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — PRESENTATION OF INTERIM FINANCIAL STATEMENTS

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICY

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

NOTE 3 — CASH, CASH EQUIVALENTS AND INVESTMENTS

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

NOTE 4 — NET LOSS PER SHARE

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

    Diluted net loss per share does not include the effect of the following anti-dilutive common equivalent shares (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2001	2000	2001	2000
Stock options	2,044	2,095	2,044	2,095
Shares of common stock subject to repurchase	283	1,298	283	1,298

	2,327	3,393	2,327	3,393

    The weighted-average exercise price of stock options outstanding was $7.89 and $10.40 as of April 30, 2001 and 2000, respectively. The weighted-average exercise price of shares of common stock subject to repurchase was $0.20 and $0.45 as of April 30, 2001 and 2000, respectively.

NOTE 5 — COMPREHENSIVE LOSS

    The following table sets forth the calculation of comprehensive loss (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2001	2000	2001	2000
Net loss	$(8,336)	$(4,454)	$(20,831)	$(10,902)
Unrealized loss on available-for-sale securities	(1,221)	(283)	(2,080)	(283)

Comprehensive loss	$(9,557)	$(4,737)	$(22,911)	$(11,185)

NOTE 6 — SEGMENT INFORMATION

    The Company's chief operating decision maker (CODM) is considered to be the Company's Chief Executive Officer. The CODM evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements. Therefore, the Company operates in a single segment.

    Revenue information by geographic area is summarized below for the three and nine-month periods ended April 30, 2001 and 2000 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2001	2000	2001	2000
North America	$4,040	$3,924	$12,930	$9,441
Europe	818	416	2,418	748

Revenues	$4,858	$4,340	$15,348	$10,189

    For the three and nine-month periods ended April 30, 2001 and 2000, no customer accounted for 10% or more of the Company's revenues.

    Essentially all of the Company's long-lived assets are located in the United States.

NOTE 7 — RESTRUCTURING AND OTHER NON-RECURRING EXPENSES

    In November 2000, the Company approved a plan to restructure certain of its operations in order to reduce expenses. In connection with this restructuring, the Company reduced its worldwide headcount by approximately 15% and approved the closure of the Company's German sales facility. Expenses associated with this restructuring plan were approximately $0.6 million. Essentially all of this restructuring charge was severance and benefits, which represented the reduction of approximately 30 employees from a variety of functional areas, including substantially all of our German sales employees. Facility closure and other expenses recorded were less than $0.1 million. As of April 30, 2001, all restructuring expenses had been paid.

    In addition, during the three months ended January 31, 2001, the Company recorded $0.5 million of severance-related expenses in conjunction with the departure of four senior executives, including $0.3 million of stock-based compensation.

    In February and April 2001, the Company approved plans to restructure certain of its operations in order to reduce expenses. In connection with these restructurings, the Company reduced its worldwide headcount by approximately 35%, significantly reduced the size of its sales force in France and announced a plan to shut down its San Diego operations, which consisted mainly of Web developers acquired as a result of the Company's purchase of NetCreate Systems, Inc. ("NetCreate") in October 2000. Expenses associated with this restructuring plan were approximately $2.2 million, of which approximately $1.3 million was for severance and employment related costs and $0.9 million was for the closure of facilities and equipment costs associated with the termination of employees.

    The following analysis sets forth the significant components of the restructuring charge (in thousands):

	Restructuring and other non-recurring expenses	Payments/ Charges	Accrual Balance at April 30, 2001
Severance and employment costs	$1,353	$(610)	$743
Facility and equipment costs	874	(7)	867

	$2,227	$(617)	$1,610

    It is anticipated that most of the payments related to the remaining $0.7 million accrued for severance and employment costs will be made by July 31, 2001, with the exception of payments to a small number of employees whose transition periods are expected to run through July 2001 or August 2001. Payments on the remaining facility costs of $0.9 million extend through approximately July 2003.

    In addition, during the three months ended April 30, 2001, the Company recorded approximately in $1.1 million in other non-recurring expenses, including approximately $0.8 million in expenses related to the write-off of goodwill, developed product technology and the assembled workforce related to the NetCreate acquisition, reflecting the Company's de-emphasis on providing custom Web development services going forward, and approximately $0.3 million in expenses for the write-off of software and other similar costs related to the downsizing of the Company's operations.

NOTE 8 — BUSINESS COMBINATION

    In October 2000, the Company acquired NetCreate, an Internet products and services company providing tools and services to build or enhance the features and functionality of web sites. In connection with the acquisition, the Company paid $250,000 in cash and issued 441,405 shares of its common stock in exchange for all outstanding shares of NetCreate common stock. In addition, the Company reserved an additional 90,513 shares of the Company's common stock for issuance in connection with the assumption of NetCreate's outstanding stock options and warrants. The acquisition was accounted for using the purchase method of accounting and results of NetCreate have been included in the Company's consolidated financial statements from October 18, 2000. A summary of the purchase price for the acquisition is as follows (in thousands):

Stock and stock options, net of issuance costs	$5,169
Cash	250
Direct acquisition costs	253
Other liabilities assumed	631

Total	$6,303

The purchase price was allocated as follows:
Tangible assets acquired	$369
Capitalized software	66
Deferred stock-based compensation	185
Intangible assets acquired:
Goodwill	4,313
Developed product technology	990
Assembled workforce	380

Total	$6,303

    Goodwill will be amortized over its estimated life of five years. Capitalized software, developed product technology and the assembled workforce are intangible assets, which will be amortized over their estimated lives of three years. As discussed in Note 7, during the three months ended April 30, 2001, the Company wrote off approximately $0.8 million of goodwill, developed product technology and assembled workforce related to the NetCreate acquisition, reflecting the Company's de-emphasis on providing custom Web development services going forward. Pro forma comparative combined financial information has not been shown as the results of NetCreate are not significant.

NOTE 9 — TECHNOLOGY PURCHASE

    In September 2000, the Company entered into a Technology Purchase Agreement (the "Agreement") with BeeLine LLC ("BeeLine"), under which the Company agreed to pay up to $2.7 million dollars during fiscal 2001 to purchase technology and related consulting services from BeeLine. In addition, the Agreement specifies an additional payment of $0.3 million to BeeLine upon the filing of a patent application related to the purchased BeeLine technology. The technology was purchased for internal use.

    As of April 30, 2001, $3.0 million of costs had been incurred under the Agreement and capitalized as an intangible asset. The Company expects to amortize such costs over the estimated economic life of the services into which such technology is incorporated, generally three years, beginning in March 2001, the date on which such services were made available to customers.

NOTE 10 — LITIGATION

    In May 1999, a former employee of the Company filed a complaint against the Company and certain of the Company's officers and stockholders in California Superior Court for reformation of contract alleging various contract and tort causes of action and seeking declaratory relief. In November 1999, the court stayed the claim and granted the Company's motion to compel arbitration. An arbitration hearing was conducted in November 2000. Prior to the commencement of the arbitration hearing, the plaintiff agreed to dismiss all of his claims against the Company's officers and stockholders. During the arbitration hearing, the judge hearing the arbitration dismissed all of the plaintiff's contract-based claims against the Company. In January 2001, the judge hearing the arbitration issued an arbitration award in favor of the Company and dismissed all of the former employee's remaining claims. As part of the former employee's termination of employment with the Company, the former employee entered into a settlement and release agreement with the Company providing that in the event of litigation, the losing party would pay the reasonable legal expenses of the winning party. In April 2001, the judge hearing the arbitration ruled that the Company is entitled to recover attorneys' fees and costs totaling approximately $200,000 incurred in defending against the former employee's claim. The Company intends to seek recovery of such amount.

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

    NetCreate acquisition.  In October 2000, we acquired NetCreate Systems, Inc. ("NetCreate"), an Internet products and services company providing tools and services to build or enhance the features and functionality of web sites, in a transaction that has been accounted for as a purchase. We paid $250,000 in cash and issued 441,405 shares of our common stock in exchange for all outstanding shares of NetCreate common stock. We also reserved an additional 90,513 shares of our common stock for issuance in connection with the assumption of NetCreate's outstanding stock options and warrants.

    The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair values at the date of acquisition. The total purchase price of $6.3 million included the issuance of stock and the assumption of stock options (together $5.2 million), cash of $0.3 million, direct acquisition costs of $0.3 million and liabilities assumed of $0.6 million. Of the total purchase price, approximately $0.4 million was allocated to tangible assets, $0.1 million was allocated to capitalized software, $0.2 million was allocated to deferred stock-based compensation, $4.3 million was allocated to goodwill, $1.0 million was allocated to developed product technology and $0.4 million was allocated to the assembled workforce. Goodwill will be amortized over its estimated life of five years. Capitalized software, developed product technology and the assembled workforce are intangible assets, which will be amortized over their estimated lives of three years. In April 2001, we wrote off approximately $0.8 million of goodwill, developed product technology and assembled workforce related to the NetCreate acquisition, reflecting our de-emphasis on providing custom Web development services going forward.

    Technology purchase.  In September 2000, we entered into a Technology Purchase Agreement (the "Agreement") with BeeLine LLC ("BeeLine"), under which we agreed to pay up to $2.7 million dollars during fiscal 2001 to purchase technology and related consulting services from BeeLine. In addition, the Agreement specified an additional payment of $0.3 million to BeeLine upon the filing of a patent application related to the purchased BeeLine technology. As of January 31, 2001, the entire $3.0 million of costs had been incurred under the Agreement and capitalized as an intangible asset.

Amortization of these costs began during the three months ended April 30, 2001 and will continue over the estimated three year life of the BeeLine technology.

    Restructurings.  In November 2000, we approved a plan to restructure certain of our operations in order to reduce expenses. In addition, during the three months ended January 31, 2001, we incurred severance-related expenses in conjunction with the departure of four of our senior executives. In connection with these events, we reduced our worldwide headcount by approximately 15% and closed our German sales facility. Expenses associated with the restructuring plan and executive severances were approximately $1.1 million.

    In February and April 2001, we approved plans to restructure certain of our operations in order to reduce expenses. In connection with these restructurings, we reduced our worldwide headcount by approximately 35%, significantly reduced the size of our French sales force and announced a plan to shut down our San Diego operations, which consisted mainly of Web developers acquired as a result of our purchase of NetCreate in October 2000. Expenses associated with this restructuring plan were approximately $2.2 million.

    In addition, during the three months ended April 30, 2001, we recorded approximately in $1.1 million in other non-recurring expenses, including approximately $0.8 million in expenses related to the write-off of goodwill, developed product technology and the assembled workforce related to the NetCreate acquisition, reflecting our de-emphasis on providing custom Web development services going forward, and approximately $0.3 million in expenses for the write-off of software and other similar costs related to the downsizing of our operations.

    Executive management changes.  During the second and third quarters of fiscal 2001, several of our senior executive officers resigned. In particular, Emerick M. Woods, our president and chief executive officer, resigned effective April 23, 2001, Scott Young, our senior vice president, products and strategy and chief technology officer resigned effective February 28, 2001, and Dinesh Wadhawan, our senior vice president, worldwide sales, resigned effective January 31, 2001. In April 2001, we announced that Norman H. Nie, one of our directors since 1998, will serve as our executive chairman while we search for a replacement chief executive officer. In addition, also in April 2001, we announced the addition of Tim McMullen as our chief operating officer and subsequently announced the hiring of a new vice president, marketing and a vice president, worldwide sales.

RESULTS OF OPERATIONS

  REVENUES

    License and hosting fees.  Revenue from license and hosting fees is recognized ratably over the life of the contracts, which typically have one-year, non-refundable terms. For the three months ended April 30, 2001, we recognized $4.0 million of license and hosting fees revenue, an increase of $1.1 million, or 39%, compared to $2.9 million for the three months ended April 30, 2000. For the nine-month period ended April 30, 2001, license and hosting fees revenue increased $4.5 million, or 59%, to $12.2 million from $7.7 million for the comparable period in fiscal 2000. The increases in license and hosting fees revenue for both the three- and nine-month periods ended April 30, 2001 were generally attributable to the license revenue generated by the growth in our customer base over past quarters and to the high contract renewal rate by our existing customers, specifically for Business Finder services.

    Deferred revenue consists of customer payments received and accounts receivable recorded in advance of recognizing revenue for license and hosting services. Deferred revenue as of April 30, 2001 was $6.4 million, compared to $6.3 million as of April 30, 2000, representing an increase of $0.2 million, or 3%.

    Service and transaction fees.  Revenue from service and transaction fees consists of revenue generated from project-related professional services and, to a lesser degree, from advertising, sponsorship and e-commerce transactions. This revenue is recognized as the services are performed. For the three months ended April 30, 2001, we recognized $0.8 million of service and transaction fees revenue, a decrease of $0.6 million, or 43%, from $1.4 million for the three months ended April 30, 2000. This decrease in service and transaction fees revenue is primarily attributable to a decrease in demand for, and our decreasing focus on providing, web development services for our customers. For the nine-month period ended April 30, 2001, service and transaction fees revenue increased $0.6 million, or 25%, to $3.2 million from $2.5 million for the comparable period in fiscal 2000.

  COST OF REVENUES

    Cost of revenues includes salaries and benefits of our operations personnel, the cost of acquiring data and content, leasing and depreciation costs for our computer hosting equipment and Internet connection and data center charges. Cost of revenues increased $0.8 million, or 31%, to $3.3 million for the three months ended April 30, 2001, compared to $2.5 million for the three months ended April 30, 2000. For the nine-month period ended April 30, 2001, cost of revenues increased $3.9 million, or 63%, to $10.1 million from $6.2 million for the comparable period of fiscal 2000. The increases in cost of revenues are attributable to increased numbers of personnel in the fiscal 2001 periods when compared to the fiscal 2000 periods, equipment costs related to our data centers and content fees paid to our content providers. Gross margin for the three months ended April 30, 2001 was 31%, compared to 41% for the three months ended April 30, 2000. Gross margin for the nine-month period ended April 30, 2001 was 34%, compared to 39% for the comparable period in fiscal 2000. The decreases in gross margin reflect the slower growth percentage of our revenues when compared to our cost of revenues over the periods mentioned. We presently expect gross margin to improve slightly during the remainder of fiscal 2001.

  OPERATING EXPENSES

    Product development.  Product development expense consists primarily of salaries and benefits, consulting expenses and equipment costs. Product development expense increased $1.0 million, or 114%, to $1.9 million for the three months ended April 30, 2001 from $0.9 million for the three months ended April 30, 2000. For the nine-month period ended April 30, 2000, product development expenses increased $2.8 million, or 119%, to $5.1 million from $2.3 million for the comparable period of fiscal 2000. These increases in product development expense were primarily attributable to increases in personnel and personnel-related costs as well as the amortization of intangible assets related to our acquisition of NetCreate and the BeeLine technology purchase.

    Sales and marketing.  Sales and marketing expense consists primarily of salaries, commissions, promotion costs, advertising and travel-related expenses. Sales and marketing expense decreased $1.2 million, or 23%, to $4.0 million for the three months ended April 30, 2001 from $5.2 million for the three months ended April 30, 2000. The number of sales and marketing personnel, and the amount of personnel-related, promotion and advertising costs decreased during the quarter ended April 30, 2001 when compared to the comparable period in fiscal 2000, primarily as a result of the vacancies in our sales and marketing vice president positions and headcount reductions related to the restructurings announced during our fiscal quarter ended April 30, 2001. For the nine-month period ended April 30, 2000, sales and marketing expense increased $4.3 million, or 42%, to $14.5 million from $10.3 million for the comparable period in fiscal 2000. The number of sales and marketing personnel, and the amount of personnel-related, promotion and advertising costs increased during the first nine months of fiscal 2001 when compared to fiscal 2000, primarily to support the expansion of sales and marketing efforts during the first six months of the period.

    General and administrative.  General and administrative expense consists primarily of salaries and related costs for our executive, administrative, finance and human resources personnel as well as accounting, legal and other professional fees. General and administrative expense increased $0.5 million, or 34%, to $2.0 million for the three months ended April 30, 2000 from $1.5 million for the three months ended April 30, 2000. For the nine-month period ended April 30, 2001, general and administrative expense increased $3.4 million, or 106%, to $6.5 million from $3.2 million for the comparable period in fiscal 2001. These increases were caused mainly by the increase in personnel and personnel-related costs, both as a result of the need to support and grow our business as well as the need to support the requirements related to the operation of our company as a publicly-traded company.

    Stock-based compensation.  As of July 31, 2000, we had recorded deferred stock-based compensation expense aggregating $2.3 million in stockholders' equity for the difference at the date of grant between the exercise price and the fair value of the common stock underlying stock options granted in fiscal 2000 and 1999. During the three months ended October 31, 2000, we recorded an additional $0.2 million of deferred stock-based compensation in connection with the NetCreate acquisition. Of these amounts, we recognized as expense a total of $0.1 million and $0.3 million for the three months ended April 30, 2001 and 2000, respectively. In addition, we expect to recognize $0.1 million in total for the remaining quarter of fiscal 2001, $0.1 million in fiscal 2002 and less than $0.1 million in fiscal 2003.

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

    In February and April 2001, we approved plans to restructure certain of our operations in order to reduce expenses. In connection with these restructurings, we reduced our worldwide headcount by approximately 35%, significantly reduced the size of our French sales force and announced a plan to shut down our San Diego operations, which consisted mainly of Web developers acquired as a result of our purchase of NetCreate in October 2000. Expenses associated with this restructuring plan were approximately $2.2 million.

    In addition, during the three months ended April 30, 2001, we recorded approximately in $1.1 million in other non-recurring expenses, including approximately $0.8 million in expenses related to the write-off of goodwill, developed product technology and the assembled workforce related to the NetCreate acquisition, reflecting our de-emphasis on providing custom Web development services going forward, and approximately $0.3 million in expenses for the write-off of software and other similar costs related to the downsizing of our operations.

    Other income, net.  Other income for the three- and nine-month periods ended April 30, 2001 was comprised of approximately $1.4 million and $4.9 million, respectively, of interest income earned on the cash proceeds received from our IPO in February 2000, offset by less than $0.1 million in each period of interest expense related to capital lease obligations.

    Net loss.  We have not achieved profitability on a quarterly or annual basis and expect to continue to incur net losses through at least fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

    Overview.  In February 2000, we completed our IPO and, as a result, issued 8,050,000 shares of common stock at a price of $17.00 per share. We received approximately $125.9 million in cash from our IPO, net of underwriting discounts and other offering costs. We have used a portion of these proceeds, and intend to continue to use these proceeds, to expand our sales and marketing efforts, to expand our international business, to develop new technologies and products and improve our technology infrastructure, and for working capital and other general corporate purposes. Pending this use, we have invested these proceeds primarily in interest-bearing securities, primarily government securities, municipal bonds, time deposits, Eurodollar deposits, certificates of deposit with approved financial institutions, commercial paper rated A-1/P-1/F-1, corporate notes and bonds and other money market instruments of similar liquidity and credit quality. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for further information related to our investments.

    Once we factor in cost savings achieved from the restructurings that we announced in February and April 2001, we intend to maintain spending levels relatively constant until such time as we experience adequate growth rates in revenues. We are currently targeting the fourth quarter of fiscal 2002 as the point at which we will reach cash flow breakeven. This forecast is subject to change.

    Future capital requirements will depend upon many factors, including overall market conditions and the rate of growth of our revenues. We believe that our cash, cash equivalents and short-term investments will be sufficient to satisfy our cash requirements for the next five to ten years at our projected expense and revenue levels.

    Comparative cash flow information.  The following table compares cash, cash equivalent and short-term investment and working capital balances as well as sources and uses of cash as of and for the nine months ended, April 30, 2001 and 2000 (in millions):

	Nine Months Ended April 30,
	2001	2000
Cash, cash equivalents and short-term investments	$93.8	$127.4
Working capital	85.5	120.1
Cash used in operating activities	(14.6)	(6.6)
Cash used in investing activities	(13.7)	(48.8)
Cash provided by financing activities	0.2	128.7

    Cash used in operating activities was $14.6 million for the nine months ended April 30, 2001 compared to $6.6 million for the nine months ended April 30, 2000. This increase was primarily as a result of the increase in our net loss to $20.8 million for the nine-month period ended April 30, 2001 from $10.9 million for the comparable period in fiscal 2000, partially offset by non-cash charges for depreciation, amortization and stock-based compensation, and the net change in operating assets and liabilities.

    Cash used in investing activities was $13.7 million for the nine-month period ended April 30, 2001. Cash used in investing activities was used primarily for purchases of short-term investments, purchases of property and equipment and for the NetCreate and technology purchases.

    Cash provided by financing activities was $0.2 million for the nine-month period ended April 30, 2001. Cash provided by financing activities for the nine-month period ended April 30, 2001 was generated primarily from approximately $1.2 million in cash received from employees for common stock issued pursuant to the Employee Stock Purchase Plan and as a result of stock option exercises, offset by payments on capital lease obligations and repurchases of unvested common stock.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Current and potential stockholders should consider carefully each of the following factors in making their investment decisions. These factors should be considered together with the other information included in this Quarterly Report.

Our business is difficult to evaluate because we have a limited operating history.

    Our company was founded in October 1995, and our initial revenues were derived from providing maps, driving directions and directory services. We have a limited operating history from which you can evaluate our present business and future prospects. As a relatively new entrant to the business of providing marketing infrastructure services for companies on the Internet and on wireless platforms, we face risks and uncertainties relating to our ability to implement our business plan successfully. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the Internet. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, financial condition and prospects will be materially adversely affected.

We have a history of losses and negative cash flows and anticipate continued net losses.

    We have not generated enough revenues to exceed the substantial amounts we have spent to develop our business. We incurred net losses of approximately $20.8 million for the nine-month period ended April 30, 2001, $10.9 million for fiscal 2000 and $5.5 million for fiscal 1999. We expect to continue to experience losses for the immediately foreseeable future. Moreover, we base current and future expense levels on our operating plans and our estimates of future revenues. If our revenues grow at a slower rate than we anticipate, or if our spending exceeds our expectations or cannot be adjusted to reflect such slower revenue growth, we may not generate sufficient revenues to achieve profitability. Such a shortfall occurred in the three-month periods ended April 30, 2001, January 31, 2001 and October 31, 2000 and required that we reduce our personnel levels in response. If we do achieve profitability, we may be unable in the future to sustain or increase profitability on a quarterly or annual basis.

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

    Our quarterly net loss was approximately $8.3 million for the three months ended April 30, 2001, $7.3 million for the three months ended January 31, 2001 and $5.2 million for the three months ended October 31, 2000. We presently expect to continue to incur net losses through at least fiscal 2002. However, our quarterly operating results may fluctuate significantly in the future due to a variety of factors. These factors include the following, which are generally outside of our control:

  •
  competition in the markets for our services;
  •
  variation in the demand for our Internet-based marketing infrastructure services and industry or seasonal trends relating to marketing spending;
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

    The market price of our common stock has fluctuated widely and may continue to do so. For example, during the period following our IPO in February 2000 through the period ended May 31, 2001, the trading price of our common stock has ranged from a high of $76.25 per share to a low of $1.19 per share. Many factors could cause the market price of our common stock to rise and fall in the future. Some of these factors include:

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
  •
  the amount of liquid financial resources available to us;
  •
  additions or departures of key personnel; and
  •
  other events or factors, many of which are beyond our control or only partially in our control.

    The overall financial markets have recently experienced significant price and volume fluctuations, and the market prices of technology companies, particularly Internet-related companies, have been and continue to be adverse and extremely volatile. Volatility in the price of our common stock may be caused by factors outside of our control and may be unrelated or disproportionate to our operating results. In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against that company. Securities class action litigation could result in substantial costs and a diversion of our management's attention and resources.

If demand for marketing infrastructure services fails to develop or develops more slowly than we expect, we may not generate sufficient revenues to achieve profitability.

    Our future success is highly dependent on an increase in the use of the Internet and wireless platforms as marketing channels including, in particular, the deployment and acceptance of wireless and broadband platforms. If significant demand for marketing infrastructure services fails to develop or develops more slowly than we have planned for, we may not generate sufficient revenues to achieve profitability. The market for marketing infrastructure services is new and rapidly evolving, and it cannot yet be compared with traditional marketing media to gauge its effectiveness. Companies that have historically relied on traditional marketing methods may be reluctant or slow to adopt online or wireless marketing. As a result, demand and market acceptance for Internet and wireless-based marketing solutions cannot yet be determined. Many of our current and potential clients have little or no experience using the Internet or wireless platforms for marketing purposes and may allocate only a limited portion of their marketing budgets to these platforms. Companies that have invested substantial resources in traditional methods of marketing may be reluctant to reallocate those resources to online or wireless marketing. In addition, companies that have invested a significant portion of their marketing budget in online or wireless marketing may decide after a time to return to more traditional methods if they find that online or wireless marketing is a less effective method of promoting their products and services than traditional marketing methods.

We have experienced turnover at our senior management levels, which could harm our business and operations.

    During the second and third quarters of fiscal 2001, several of our senior executive officers resigned. In particular, Emerick M. Woods, our president and chief executive officer, resigned effective April 23, 2001, Scott Young, our senior vice president, products and strategy and chief technology officer resigned effective February 28, 2001, and Dinesh Wadhawan, our senior vice president, worldwide sales, resigned effective January 31, 2001. In April 2001, we announced that Norman H. Nie, one of our directors since 1998, would serve as our executive chairman while we search for a replacement chief executive officer. In addition, also in April 2001, we announced the addition of Tim McMullen as our chief operating officer and subsequently announced the hiring of a new vice president, marketing and a vice president, worldwide sales. It is possible that this high turnover at our senior management levels will continue and that other senior executive officers could also resign, creating limited management continuity, recruitment costs and, in some cases, severance costs.

We have dedicated significant resources toward developing new clients internationally; any success in these efforts may prove not to have been worth the associated expense.

    Our business plan in the recent past has included the expenditure of significant resources internationally. During fiscal 2000, we opened sales offices in France, Germany and the United Kingdom. We recently announced the closure of our office in Germany and the downsizing of our office in France in order to centralize functions in the United Kingdom office. To date, we have limited experience in marketing our services internationally, and we cannot predict our success in these international markets. In order to generate greater revenues overseas, we intend to continue to enter into relationships with foreign businesses, and we cannot predict whether those relationships will be successful. Our international plans are subject to inherent risks, including:

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

    The number of our employees has fluctuated significantly over the last two fiscal years in response to changing market conditions and the evolution of our business. The number of our employees grew from 106 as of October 31, 1999 to 224 as of October 31, 2000, and then down to approximately 138 as of May 31, 2001. This fluctuation has placed a significant strain on our management, systems and resources. We expect that we will need to continue to maintain close coordination among our technical, finance, sales and marketing groups in order to successfully manage such fluctuations in personnel.

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

    Historically, we have derived most of our revenues from our Web Business Finder, maps, driving directions and directory services, which represented approximately 76% of our revenue in the nine-month period ended April 30, 2001, 65% of our revenues in fiscal 2000, 86% of our revenues in fiscal 1999 and 91% of our revenues in fiscal 1998. Our results of operations would be materially and adversely affected by a reduction in demand or a change in the pricing structure for these services.

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

    In the future may acquire or make investments in complementary businesses, technologies, services or products, or enter into strategic partnerships with parties who can provide access to those assets, if appropriate opportunities arise. From time to time we have had discussions and negotiations with companies regarding our acquiring, investing in or partnering with their businesses, products, services or technologies, and we regularly engage in these discussions and negotiations in the ordinary course of our business. Some of those discussions also contemplate the other party making an investment in our company or a subsidiary of our company. We may not identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates, we may not complete those transactions on commercially acceptable terms or at all. We could have difficulty in assimilating the personnel, operations, technology and software of another company that we acquire. In addition, the key personnel of a company that we acquire may decide not to work for us. If we make acquisitions, we could have difficulty in integrating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would dilute the ownership interests of the holders of our common stock.

We face competition and may face future competition from companies with different business strategies that could cause us to lower our prices or to lose a significant portion of our market share.

    We may be unable to compete successfully with current or future competitors. We face competition from many companies, both traditional and online, several of which are affiliated with companies much larger than our own. Increased competition could result in price reductions for our services, reduced gross margins and loss of our market share.

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

    Our future success depends on our ability to attract, train, motivate and retain highly skilled employees. Competition for qualified employees among Internet and software companies is intense, particularly in the Silicon Valley area in which our headquarters are located. Market wages for employees include expectations for significant stock-based compensation and, in light of the disappointing performance of our stock price, we may be unable to offer attractive equity packages to potential employees, and may also be unable to retain and motivate our existing employees whose stock options are out-of-the-money. These circumstances could require additional stock option grants or restructurings of existing grants, either of which would be dilutive to holders of our common stock. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. The inability to attract additional qualified personnel could disrupt the implementation of our growth strategy upon which the success of our business depends.

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

    There has been frequent litigation in the computer industry regarding intellectual property rights. Like others in our industry, we are from time to time subject to claims regarding the alleged intellectual property rights of third parties. In fiscal 1999, we entered into a settlement agreement and agreed to pay $441,000 for a patent license with respect to an intellectual property rights claim. We have received, and expect in the future to receive, claims of infringement by us with respect to current or future products, trademarks or other proprietary rights. Regardless of the merits, these claims could be time-consuming, result in costly litigation, divert our management's attention, cause product or service release delays, require us to redesign our products or services or require us to enter into costly royalty or licensing agreements.

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

    Interest rate risk.  The primary objective of our investment activities is to preserve principal and assure sufficient liquidity to meet anticipated needs, while at the same time maximizing the income we receive from our investments within such constraints. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government securities, municipal bonds, time deposits, Eurodollar deposits, certificates of deposit, commercial paper, corporate notes and bonds and other specific money market instruments. We classify our cash equivalents and short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. We classify our cash equivalents and short-term investments as "variable rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. The table below presents the amounts and related weighted interest rates of our investment portfolio at April 30, 2001 (dollars in thousands):

	Average Interest Rate	Cost	Fair Value
Cash equivalents:
Fixed rate	4.97%	$11,104	$11,090
Variable rate	4.81%	$1,725	$1,725
Short-term investments:
Fixed rate	6.08%	$49,112	$49,451
Variable rate	5.97%	$24,450	$24,469

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

    Equity Security Price Risk.  In October 2000, we invested $5.0 million in a newly organized, non-diversified, closed-end management investment company (the "Fund") that is subject to market price volatility. The Fund has an investment objective of long-term capital appreciation and seeks to achieve its objective by investing in equity securities of small, medium and large capitalized United States and foreign companies considered to significantly benefit from, or derive revenue from, the Internet. In addition, this fund may also invest in securities of private investment funds that invest primarily in venture capital companies. Investments in technology companies and, in particular, venture capital companies, pose special risks. Currently, no market exists for the Fund's shares. The Fund's shares will not be listed on any securities exchange and the Fund does not anticipate that a secondary market for its shares will develop. Consequently, we may not be able to sell our shares in the Fund. Since opportunities for redemption of shares are severely limited, the Fund's shares are appropriate only as a long-term investment. Due to an overall decline in equity prices over the last several months, particularly in the technology sector, the value of this investment had declined by approximately $2.7 million to $2.3 million as of April 30, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    In May 1999, a former employee of the Company filed a complaint against us and certain of our officers and stockholders in California Superior Court for reformation of contract alleging various contract and tort causes of action and seeking declaratory relief. In November 1999, the court stayed the claim and granted our motion to compel arbitration. An arbitration hearing was conducted in November 2000. Prior to the commencement of the arbitration hearing, the plaintiff agreed to dismiss all of his claims against our officers and stockholders. During the arbitration hearing, the judge hearing the arbitration dismissed all of the plaintiff's contract-based claims against us. In January 2001, the judge hearing the arbitration issued an arbitration award in favor of us and dismissed all of the former employee's remaining claims. As part of the former employee's termination of employment, the former employee entered into a settlement and release agreement with us providing that in the event of litigation, the losing party would pay the reasonable legal expenses of the winning party. In April 2001, the judge hearing the arbitration ruled that we are entitled to recover attorneys' fees and costs totaling approximately $200,000 incurred in defending against the former employee's claim. We intend to seek recovery of such amount.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

ITEM 5. OTHER INFORMATION.

    On April 23, 2001, Mr. Emerick Woods resigned as our Chief Executive Officer and as a director. Also during the quarter ended April 30, 2001, Mr. Herb Dwight resigned as a director. As of the date of this report, our board of directors consists of Messrs. Norman Nie (Executive Chairman), Fred Gibbons, Peter Mills, Michael Sears and Peter Ziebelman.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are included as part of this Report:

Exhibit No.	Description of Exhibit
10.5	Separation Agreement, dated April 23, 2001, by and between Vicinity Corporation and Emerick Woods.
10.6	Letter Agreement, dated April 24, 2001, by and between Vicinity Corporation and Norman Nie.
10.7	Executive Employment Agreement, dated April 24, 2001, by and between Vicinity Corporation and Tim McMullen.
10.8	Executive Employment Agreement, dated April 30, 2001, by and between Vicinity Corporation and Daniel M. Shapero.

(b) Reports on Form 8-K:

None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICINITY CORPORATION
Registrant
Dated: June 14, 2001	By:	/s/ NORMAN H. NIE Norman H. Nie Executive Chairman and Chief Executive Officer
	By:	/s/ MAURY AUSTIN Maury Austin Senior Vice President and Chief Financial Officer

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
PART II. OTHER INFORMATION
SIGNATURES