Form 10-K
period 2001-07-31
VICINITY CORP
filed 2001-10-29
CIK 1029784

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2001

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to              .

Commission file number: 000-29365

VICINITY CORPORATION
(Exact name of Registrant as Specified in its Charter)

DELAWARE	77-0414631
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

370 San Aleso Avenue
Sunnyvale, California 94085
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (408) 543-3000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes  / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2001 based on the closing sales price of the Company's Common Stock, as reported on The Nasdaq National Market, was approximately $38,958,000. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares of Common Stock, par value $0.001 per share, of Vicinity Corporation outstanding as of September 30, 2001 was 28,417,700.

    Portions of the Proxy Statement for the annual stockholders' meeting are incorporated by reference into Part II and Part III.

VICINITY CORPORATION

ANNUAL REPORT ON FORM 10-K

Certain Defined Terms

    Unless the context otherwise requires, references herein to "we," "us," "the company" or "Vicinity" are to Vicinity Corporation, a Delaware corporation. References in this Annual Report to fiscal years refer to the fiscal year of our company ended on July 31 of that year. We were incorporated as a California corporation in October 1995 and reincorporated as a Delaware corporation in January 2000. Vicinity, MapBlast! and GeoSearch are registered marks of our company. Each trademark, trade name or service mark of any other company appearing in this Annual Report belongs to its holder.

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

PART I

ITEM 1. BUSINESS

OVERVIEW

    We are a leading provider of Enterprise Location Services, or ELS, solutions to Global 2000 companies across Web, wireless and speech platforms. We unify and enrich Web, wireless and speech inquiries in order to catalyze a fundamental improvement in the customer experience. We turn location information into a coherent, rich source of knowledge and embed location intelligence into the fabric of the organization.

    We are an enterprise solution whose blue-chip customer base includes such well-known companies as Best Western International, CitiBank, FedEx, Ford Motor Company and McDonald's. Our ELS solutions are available across the globe and in multiple languages. Historically, we have generated substantially all of our revenues from licensing our Web Business Finder, Maps and Driving Directions services.

    During fiscal 2001, we reorganized our business and rebuilt our management team. In the second half of the year, we focused on the expansion and adoption of our wireless and speech applications. We also realigned our staff to better focus on product development and expansion. During fiscal 2001, we experienced customer renewal rates of approximately 90% and a large portion of our customers that renewed their annual license agreements with us also increased the value of their licensed services.

    We are currently focusing our efforts on expanding our ELS solutions to bring even more value to our customers. We expect that as we roll out new ELS solutions, our current and target customers will recognize the importance of reaching their customers via multiple digital channels with dynamic, accurate local information.

INDUSTRY BACKGROUND

    For many companies, physical locations remain the focal point for their business and the primary "face" of their companies to customers. In response to competitive pressures, many businesses are now operating hundreds or even thousands of unique locations throughout the world. Simultaneously, the adoption of new digital technologies has fueled a demand by many customers for personalized Web, wireless and speech access to information about these physical locations. The intersection of these two trends magnifies the problems of managing location attributes and the importance of responding to larger volumes of digital interaction.

    Today, many organizations are ill-equipped to manage this increasingly important information asset. This intensifies the challenges for enterprises that are trying to cost-effectively manage larger amounts of location attributes while responding to digital interactions demanded by customers across the world. The ability of a company to manage and harness these information assets and put them to work is an opportunity for cost savings and technological advantage.

    To manage and harness this under-utilized information asset, a new category of information technology solutions has emerged called "Enterprise Location Services." Some of the characteristics of these new solutions are:

  •
  Enterprise technology platform (not just content);

  •
  Spatial database with multiple location attributes;

  •
  Populated with location content;

  •
  "Purpose- built" for location services;

  •
  Enterprise (not consumer) solution;

  •
  Enabled for Web, wireless and speech;

  •
  Works with existing content and enterprise data; and

  •
  Capabilities for "location-enabling" enterprise applications.

    The maturity of the Internet market and the resurgence of enterprise solutions create an opportunity for us to leverage our enterprise customer base and unique location technology to take a leadership position in the ELS area.

OUR SOLUTION

    Our solution allows our customers to manage location information as a corporate asset throughout the enterprise by delivering an enterprise platform. As such, locations become a diverse source of information surrounded by digital streams of rich and valuable customer activity. We unify and enrich these digital interactions in order to catalyze a fundamental improvement in the customer experience while turning location information into a coherent, rich source of knowledge. Our solution puts location assets to work for today's global businesses.

    Our services offer the following features and benefits to our clients:

    Full lifecycle of services—collect, manage and respond.  We surround each location with a full lifecycle of services—collect, manage and respond. The core of our ELS solution, the Vicinity Location Server is a technology platform that captures, manages and transforms data into geo-coded information, such as maps, driving directions and attributes about companies' stores, branches or offices. Built upon a patented spatial database, the Vicinity Location Server supports an unlimited number of attributes, collected from a variety of sources. The Vicinity Location Server is scalable to the largest global enterprise and can handle a large volume of digital interaction. We populate this database with mapping content that has been collected and optimized by our team of location technologists. Local and corporate content is aggregated from a variety of data sources within the enterprise to compile a rich set of location information. We automate and streamline the process for managing location information and digital interactions. A fundamental improvement in the process for populating, updating and maintaining location content across the world can lead to significantly reduced costs, while putting these valuable information assets to work.

    Unified, 360-degree access.  For many companies, the customer experience across the different digital media is either not available and/or inconsistent. Our solution unifies Web, wireless and speech interactions, significantly improving the consistency and accuracy of location information from these new channels.

    Embed location intelligence into the organization.  Our solution allows our customers to embed location intelligence into the fabric of their organizations. Application services, advanced application programming interface, or API, capabilities and surrounding customization services integrate our solution into a client's existing enterprise applications and business rules. With the Vicinity solution, businesses leverage their existing information technology and data investments and configure the service to meet their specific needs.

    It's a service: just turn it on!  Unlike client server software, our service is delivered over the Internet; there is nothing to install or maintain. Our "pay as you go" pricing can help to eliminate financial and implementation risks and offers immediate customer benefit.

    Strategic benefits.  For forward-thinking enterprises, location information can be an under-utilized asset and can represent a new source of cost savings and competitiveness. As such, location information assets can become a significant opportunity for fundamentally improving the customer experience and reducing the burden placed on customers that are digitally interacting with location information. Our solution enables a new way of doing business by turning location information into a coherent, rich source of customer knowledge and increasing the flow and availability of this information to improve the brand experience.

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

    Multiple Platform Access.  Our services enable potential customers to access information regarding our clients' products and services not only over the Internet, but also via telephones, wireless telephones and other wireless devices, such as the Palm VII.

    Local Web Marketing with Brand Integrity.  Our services allow each of our clients' locations to create a unique Web presence and extend local store specific promotions while maintaining national brand integrity.

    Cost Efficient Outsourced Services.  Our automated services provide our clients' customers with accurate and easy to use location and product availability information on demand 24 hours per day, seven days per week.

    Rapid Deployment.  We are able to deploy our ELS solutions in an average of three to four weeks.

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

    In summary, the new nature of the old economy melds business and information technology strategies to achieve new levels of efficiency and sustained competitive advantage. Crisp execution along the new digital platforms of Web, wireless and speech requires a new technology infrastructure and specialized expertise for generating value from locations. Our solution puts location assets to work for today's global businesses.

STRATEGY

    Key elements of our business strategy include:

    Expand Our Client Base.  We currently target large companies with established consumer brands that offer their products or services in multiple locations. Our sales channels include our direct sales force and our channel partners. We intend to expand our direct sales force and our network of channel partners both to refer business to us and to sell our services under private-label arrangements. We will also continue to maintain strong relationships with advertising, promotional and Web marketing agencies that often incorporate our services into the projects they manage for their clients.

    Execute to Profitability.  We are focusing on positioning our company to become profitable. Our efforts in this direction include the implementation of careful cost controls and a focus on acquiring new customers and increasing the value of the services that we sell to our current customers.

    Invest in Sales and Marketing.  We have recently rebuilt our marketing organization, which is currently focused on rolling out our marketing plans. Product expansion plans are being executed with targeted product launches expected approximately every six months. In addition, we have implemented, and continue to implement, direct marketing campaigns to new customers. Our sales team has also been recently reorganized geographically, rather than managed centrally as in the recent past. This effort has included the hiring of regional sales people. We believe that sales management from a regional level will better serve our customer needs as well as having an economic benefit.

    Expand Product & Service Offerings.  Through internal product development and through partnerships, we have implemented services that deliver our clients' data to potential customers through telephones, wireless telephones and through Internet-enabled wireless devices, such as the Palm VII and WAP telephones. We intend to continue to develop additional products and services, tailored to the needs of large multi-location enterprises, by focusing on expanding our business intelligence, speech and wireless and support services across a larger global coverage area. We intend to continue to develop new products internally and to build partnerships and work closely with alliance partners and other strategic partners to offer our clients' data across any capable device or platform.

OUR SERVICES

    Our services are designed to capture, manage and transform data into geo-coded information, such as maps, driving directions and attributes about a company's stores, branches or offices.

  Vicinity Location Server

    We recently announced the creation of our ELS solution, the Vicinity Location Server. The Vicinity Location Server is a technology platform that captures, manages and transforms data into geo-coded information, such as maps, driving directions and attributes about a company's stores, branches or offices. Built upon a patented, spatial database, the Vicinity Location Server supports an unlimited number of attributes, collected from a variety of sources. Vicinity Location Server is scalable to large global enterprises and can handle a large volume of digital interaction. We populate this database with mapping content that has been collected and optimized by our team of location technologists. Local and corporate content is aggregated from a variety of data sources within the enterprise to compile a rich set of location information. We automate and streamline the process for managing location information and digital interactions. A fundamental improvement in the process for populating, updating and maintaining location content across the world can lead to significantly reduced costs, while putting these valuable information assets to work.

    We believe that the Vicinity Location Server, along with an accompanying array of function-specific modules, will form the nucleus of our services going forward. Our target markets for sale of our ELS include:

  •
  global, multi-location organizations that are looking to unlock the value of location information assets and maximize existing IT and data investments;

  •
  organizations that operate hundreds of locations, many with unique characteristics and attributes that change frequently; and

  •
  organizations that realize the demand by customers for location information to be accessible not only by the phone, but also over the Web and via wireless devices.

CLIENTS

    As of July 31, 2001, our clients included many of the leading names in the retail, hospitality, food and beverage, shipping/transportation, automotive and financial services industries, including:

Retailers	—	Bed Bath & Beyond, Best Buy
Hospitality	—	Best Western International, Starwood Hotels & Resorts Worldwide
Food and Beverage	—	Allied Domeqc (Baskin-Robbins, Dunkin' Donuts, Togo's), Domino's Pizza, McDonald's, Tricon Restaurants (KFC, Taco Bell and Pizza Hut),
Shipping/Transportation	—	DHL, FedEx, UPS
Automotive	—	Equiva (Shell & Texaco), Ford Motor Company, Harley-Davidson, Honda, Renault, Royal Dutch Shell,
Financial Services	—	CitiBank, U.S. Bank, Wells Fargo

    Our target markets for sale of our services include:

  •
  large companies with an established consumer brand;

  •
  companies with a branded product line sold through retail distribution;

  •
  companies with a branded chain of stores;

  •
  advertising agencies servicing national brands;

  •
  Web development agencies servicing national brands;

  •
  direct marketing agencies servicing national brands;

  •
  franchisers and their franchisees; and

  •
  shopping and search engines.

    We build awareness and demand for our services through marketing programs, including direct marketing, print and Internet advertising, trade shows and events, public relations, international marketing, channel marketing and telemarketing. Our services are sold through an in-house direct sales team, as well as an outsourced telemarketing agency. We have aggressively built our internal sales and marketing resources. The sales cycle, from identifying a prequalified lead to the signing of a services contract, is typically two to four months, though in some cases this cycle is accelerated due to a client's desire to implement a solution quickly or meet a promotional or season deadline, such as the holiday shopping season.

TECHNOLOGY AND INFRASTRUCTURE

    Our core competency is the ability to design, build, implement and manage projects involving large spatial databases that contain product, location and attribute information. Our technical expertise spans many software development specialties including system-level programming, cross-platform solutions, user interface and template design, production system operation and localization. Our most important skill is the development of high performance spatial databases that are used to manage our location-specific data and large amounts of client information, including store location and product attribute data. Through an automated process, our customers update this data set based on their own business rules.

    The architectural model for our services is a general-purpose template-processing engine utilizing Java/JSP that handles user events, controls program flow and call component sub-servers that manage our enterprise location services solutions to handle all content-specific transactions. The sub-servers handle service requests as socket-based stateless transaction processors. Since the engine and the various sub-servers are all continuously running processes, it is not necessary to start-up any processes in order to handle a request. These processes are adjusted to respond to system load as well as to recover from the occasional system error. This architecture allows maximum flexibility of resource deployment across multiple networked machines.

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

    Our services are monitored on a 24 hours per day, seven days per week basis. At the present time, our system is generally running at 50% of rated capacity at peak usage to permit quick application response. Our production system is designed with excess capacity to ensure availability despite partial system failure. In addition, the system is protected by a high performance firewall and balanced through a sophisticated load balancing solution.

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

In addition, we compete with InfoSpace, MapQuest, Switchboard and, to a lesser degree, with other smaller, location-based content providers and with companies that provide free or low cost web creation and hosting services in conjunction with Internet service provider, or ISP, services. Finally, with many potential new clients, the initial competitor to our service offerings is the client's own in-house information systems department which may initially believe that it can duplicate our services at a lower cost. In each competitive situation that we face, we believe the factors that cause potential clients to consider our services include the depth of our service offerings, our ability to integrate our services into larger marketing initiatives, the quality and reliability of our services, our speed of implementation and the overall quality of our technology and client service.

    We believe that our ability to compete depends upon many factors, including our ability to provide depth and accuracy of destination information, to increase our sales force and to implement our sales and marketing initiatives, in addition to the introduction, acceptance and ease of use of new and enhanced products and services developed either by us or our competitors.

INTELLECTUAL PROPERTY

    We currently hold two United States patents and have filed several applications for United States patents in order to protect proprietary intellectual property that we believe is important to our business.

    Vicinity, MapBlast! and GeoSearch are registered service marks of our company. We are in the process of obtaining service marks on other marks used to describe our primary services. We intend to seek protection for these marks in all markets where we anticipate providing our services.

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

    As our services are available over the Internet anywhere in the world, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions. Our failure to qualify to do business as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our Web site or on the Web sites of others or prosecute us for violations of their laws. We cannot assure you that violations of local laws will not be alleged or charged by state or foreign governments, that we might not unintentionally violate these laws or that these laws will not be modified, or new laws enacted, in the future.

EMPLOYEES

    As of July 31, 2001, we had 127 employees, including 15 employed in general and administrative functions, 51 in sales and marketing, 33 in research and development, and 28 in operations. None of our employees is represented by a labor union, and we consider our relations with our employees to be good.

    The following table sets forth, as of July 31, 2001, the name, age and position of each of our directors and executive officers:

Name	Age	Position
Norman H. Nie	58	Executive Chairman of the Board of Directors
Ronald S. Smith (1), (2), (3), (4)	60	Director
Timothy J. McMullen	44	Senior Vice President and Chief Operating Officer
Maury Austin	43	Senior Vice President and Chief Financial Officer; Secretary
Stephen D. Ackley	41	Vice President, Worldwide Sales
Mary C. Gavin	44	Vice President, Engineering
Daniel M. Shapero	40	Vice President, Marketing
Scott P. Sullivan	38	Vice President, Human Resources
Michael T. Torgersen	58	Vice President, Operations and Chief Information Officer
Gerald R. Gallagher (1), (3)	60	Director
Douglas A. McIntyre (2)	46	Director
Michael E. Sears (2)	44	Director

(1)
Member of the Compensation Committee.

(2)
Member of the Audit Committee.

(3)
Named to the Board of Directors in August, 2001

(4)
Named Chairman of the Board of Directors in October, 2001.

    Norman H. Nie has served as a Director since December 1998. From April 2001 to October 2001, Mr. Nie served as our Executive Chairman of the Board of Directors. Since 1997, Mr. Nie has been a Technology Partner of Oak Investments, a venture capital firm. From 1975 to 1991, Mr. Nie was the Chief Executive Officer of SPSS, Inc., a provider of statistical software and service solutions. Mr. Nie holds a Bachelor of Arts degree from the University of Washington and a Master of Arts degree and a Ph.D from Stanford University. Mr. Nie is also a director of SPSS, Inc. and several private companies.

    Timothy J. McMullen has served as our Senior Vice President and Chief Operating Officer since April 2001. Prior to joining Vicinity, Mr. McMullen was Executive Vice President of Business Development at MindArrow, Inc. Mr. McMullen is one of the founders and a prior executive of Platinum Software Corporation (now Epicor.) Mr. McMullen received his Bachelor of Science degree from the University of Dayton. He has served on numerous boards of directors and advisors, including Alerio Software, Captura Software and Omni Vista Software Corp.

    Maury Austin has served as our Senior Vice President, Chief Financial Officer and Secretary since December 2000. Prior to joining Vicinity, Mr. Austin served as Chief Financial Officer at Symmetricom, a networking equipment supplier. Prior to joining Symmetricom, Austin was Chief Financial Officer and Chief Operating Officer of Flashpoint Technology, a digital imaging operating software company. Mr. Austin also spent eight years at Apple Computer where, in his last position, he served as Vice President/General Manager in the Imaging Division. He also held financial leadership positions at the

General Electric Company. Mr. Austin earned his Master of Business Administration degree at Santa Clara University and his Bachelor of Science degree at the University of California at Berkeley.

    Stephen D. Ackley has served as our Vice President, Worldwide Sales since June 2001. From April 1997 to May 2001, Mr. Ackley held various positions at Marimba, Inc., including most recently as a Regional Vice President of Sales. Prior to that, Mr. Ackley held senior sales management positions at Tivoli Systems, Sun Microsystems Corp. and Honeywell. He received his Juris Doctorate degree from the Santa Clara University School of Law and his Bachelor of Science degree from San Diego State University School of Business.

    Mary C. Gavin has served as our Vice President, Engineering since August 1999. From October 1997 to August 1999, Ms. Gavin was our Director of Engineering Projects. From March 1997 to October 1997, Ms. Gavin was our Project Manager. In 1996, Ms. Gavin was a Marketing Manager of NetRights, LLC, a start-up Internet company. In 1995, Ms. Gavin was a Support and Training Manager of Codman Research Group, a developer of decision support systems for the health care industry. Ms. Gavin holds a Bachelor of Arts degree from Ripon College.

    Daniel M. Shapero has served as our Vice President, Marketing since April 2001. As a principal with Global Technology Group, he advised companies such as Captura Software and MindArrow Systems on marketing, partnering and funding strategies. Mr. Shapero has also held executive positions with State of the Art (now Sage UK) and Platinum Software Corporation (now Epicor.) In addition, he was an advisor to emerging companies at Ernst & Young. Mr. Shapero began his career in the area of financial management at a Fortune 50 aerospace firm. A Certified Public Accountant, he holds a Bachelor of Arts degree in Economics from the University of California, San Diego and a Master's Degree in Economics from San Diego State University.

    Scott P. Sullivan has served as our Vice President, Human Resources since October 2000. From 1994 to 2000, Mr. Sullivan was a Managing Consultant at Towers Perrin and Diamond Technology Partners. Before that, he was in the Army Corp of Engineers and held various positions including Company Commander, Personnel Officer and Leadership Instructor at West Point. Mr. Sullivan holds a Bachelor of Science degree from the United States Military Academy at West Point and a Master of Business Administration from Harvard University.

    Michael T. Torgersen has served as our Vice President, Operations and Chief Information Officer since September 2000. From August 1999 to September 2000, Mr. Torgersen was our Director of Information Technology. Prior to joining Vicinity in August 1999, he served as Vice President, Operations at SocialNet from 1998 to 1999 and Communities.com from 1997 to 1998. In addition, he has held other senior positions at Fujitsu S/W Corp., Apple Computer and Hewlett-Packard Company. Mr. Torgersen earned his Master of Business Administration degree at the University of Chicago and holds a Bachelor of Science degree from the University of Illinois.

    Ronald S. Smith was named a Director in August 2001 and has served as our Chairman of the Board of Directors since October 2001. Mr. Smith is currently President and Chief Executive Officer and a member of the Board of Directors of Beyond.com. Prior to joining Beyond.com, Mr. Smith was President of Merisel, North American Distribution from December 1999 to June 2000 and President of Merisel Canada from June 1998 to November 1999. Prior to joining Merisel, Mr. Smith was Chief Executive Officer of Cygnet Storage Systems from November 1997 to June 1998. From 1994 through August 1997, Mr. Smith was President and Chief Executive Officer of NCR Canada, Ltd., the Canadian affiliate of NCR Corporation. Mr. Smith holds a Bachelor of Science degree in Mathematics and Physics from Dalhousie University in Nova Scotia and a Bachelor of Mechanical Engineering degree from the Technical University of Nova Scotia.

    Gerald R. Gallagher was named a Director in August 2001. Since 1987, Mr. Gallagher has been a General Partner of Oak Investment Partners, a venture capital partnership. For 30 years Mr. Gallagher has been involved with the retail industry, holding positions as an analyst, manager and venture capitalist. Before joining Oak Investment Partners, Mr. Gallagher was Vice Chairman of Dayton Hudson Corporation. Prior to 1977 Mr. Gallagher was the retail industry analyst at Donaldson, Lufkin & Jenrette. Mr. Gallagher received an undergraduate degree from Princeton University and a Masters of Business Administration degree from the University of Chicago.

    Douglas A. McIntyre was named a Director in July 2001. Mr. McIntyre has been the President and Chief Executive Officer and a Director of On2 Technologies, Inc. since April and May 2000, respectively. From 1998 to March of 2000, he served as President and Chief Executive Officer of FutureSource/Bridge L.L.C. From 1996 to 1997, he served as President of Switchboard.com Inc. Mr. McIntyre also serves as a Director of TheStreet.com.

    Michael E. Sears has served as a Director since June 1998. Mr. Sears is currently the President and Chief Executive Officer of Black Pearl Software, Inc., a provider of Internet enterprise software tools. From 1997 to 1999, Mr. Sears was the General Manager of Spyglass, Inc., a provider of Internet connectivity solutions. From 1996 to 1997, Mr. Sears was an independent consultant, and from 1990 to 1996, Mr. Sears was a General Manager of Sun Microsystems, Inc. Mr. Sears holds a Bachelor of Science degree from the United States Naval Academy, and Juris Doctorate and Master of Business Administration degrees from Stanford University.

ITEM 2. PROPERTIES

    Our headquarters facility is located in Sunnyvale, California and consists of approximately 53,000 square feet in a two-story building under a lease expiring in September 2008. We currently occupy the first floor only of this building, or approximately 26,500 square feet. The second floor of the building is being subleased under a sublease agreement expiring in March 2003. In addition, we occupy 11,500 square feet in a building that we own in New Hampshire that is used for engineering and product development. A small portion of our building in New Hampshire is also leased to other tenants.

    We also currently lease approximately 2,200 square feet of office space in San Francisco, California under a lease expiring in August 2005 and approximately 12,000 square feet in San Diego, California under a lease expiring in August 2003. We are not using these locations in our operations and, accordingly, we are attempting to minimize the cost to Vicinity by exiting these facilities.

    In addition, we also lease space in a number of data centers in which we locate our equipment.

ITEM 3. LEGAL PROCEEDINGS

    Our company and certain of our former officers and directors have been named as defendants in four lawsuits filed in the United States District Court for the Southern District of New York. These lawsuits are purportedly being brought as class actions on behalf of individuals who purchased shares of our company's common stock between February 9, 2000 and December 6, 2000 in connection with and traceable to our initial public offering, although no class has been certified. These lawsuits allege that our company, certain of our former officers and directors, and our securities underwriters violated various sections of the Securities Act of 1933 and the Securities Exchange Act of 1934, and related rules, by reason of alleged false statements and omissions relating to underwriting discounts and market stabilization transactions. The plaintiffs seek unquantified actual damages, recissionary damages and other relief to compensate losses allegedly incurred by purchasers of our common stock in connection with our initial public offering.

    These lawsuits are a small part of a large number of such actions brought against numerous securities underwriters and issuers of securities that appear to be related to an investigation currently being conducted by the United States Securities and Exchange Commission of the conduct of certain securities underwriters. These lawsuits, including the four brought against our company, have been transferred to a consolidated docket for coordination and decision of pre-trial motions, discovery and related matters other than trial.

    At present, discovery has not commenced and we have not responded to any of the complaints. We believe that the claims against our company and certain of our former officers and directors are without merit and we intend to vigorously defend against them.

    We have received correspondence from Murex Licensing Corporation asserting that our services formerly known as Web, Telephone and Wireless Business Finder and our MapBlast! Web site infringe various claims of patents owned by Murex Securities, Ltd. We believe that the patent infringement claims asserted in the correspondence from Murex are without merit, and we intend to defend against them vigorously should Murex assert them against us in litigation. Murex has also asserted that it expects additional patents, including patent claims allegedly covering our services, to be issued to Murex in the future. We are unable at this time to evaluate the merits of any patent infringement claims Murex may assert against our company in the future based on patent claims which have not yet issued, or which otherwise have not been brought to our attention. Notwithstanding the existence of meritorious defenses, any litigation over the scope and application of patents or similar intellectual property claims could involve significant costs of defense and would involve risks and uncertainties, particularly in light of the fact that the products and technologies described above are material to our business.

    In May 1999, a former employee of our company filed a complaint against us and several of our officers in California Superior Court for reformation of contract alleging various contract and tort causes of action and seeking declaratory relief. In November 1999, the court stayed the claim and granted our motion to compel arbitration. An arbitration hearing was conducted in November 2000. Prior to the commencement of the arbitration hearing, the plaintiff agreed to dismiss all of his claims against our officers. During the arbitration hearing, the judge hearing the arbitration dismissed all of the plaintiff's contract-based claims against us. In January 2001, the judge hearing the arbitration issued an arbitration award in favor of us and dismissed all of the former employee's remaining claims. As part of the former employee's termination of employment, the former employee entered into a settlement and release agreement with us providing that in the event of litigation, the losing party would pay the reasonable legal expenses of the winning party. In April 2001, the judge hearing the arbitration ruled that we are entitled to recover attorneys' fees and costs incurred in defending against the former employee's claim. In August 2001, we collected $200,000 in such fees from the former employee.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our common stock is quoted on The Nasdaq National Market under the symbol "VCNT." The following table lists the high and low bid prices of our common stock for the periods indicated.

	High	Low
Fiscal year ending July 31, 2001
Fourth quarter	$2.40	$1.28
Third quarter	$2.94	$1.19
Second quarter	$10.63	$2.00
First quarter	$20.13	$8.72
Fiscal year ending July 31, 2000
Fourth quarter	$28.50	$11.88
Third quarter (beginning February 9, 2000)	$76.25	$9.50

    At July 31, 2001, there were approximately 6,000 stockholders of record of our common stock, as shown in the records of our transfer agent.

    We have never declared or paid cash dividends on our common stock. We expect to retain future earnings, if any, for use in the operation of our business and do not currently anticipate paying any cash dividends on our common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and the notes thereto included elsewhere in this Annual Report. The consolidated statement of operations data for the years ended July 31, 2001, 2000, 1999, 1998 and 1997, and the consolidated balance sheet data as of July 31, 2001, 2000, 1999, 1998 and 1997, are derived from our audited consolidated financial statements.

	Year ended July 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$19,994	$15,190	$6,424	$4,810	$1,419
Operating expenses	37,547	25,206	7,939	4,432	5,790
Loss from operations	(30,128)	(19,083)	(5,464)	(2,469)	(6,347)
Net loss	(27,284)	(15,417)	(5,515)	(2,481)	(6,238)
Net loss applicable to common stockholders	(27,284)	(16,466)	(6,553)	(2,999)	(6,621)
Basic and diluted net loss per share	$(0.97)	$(1.08)	$(1.67)	$(1.00)	$(1.61)
Weighted average shares used in basic and diluted net loss per share calculation	28,181	15,309	3,913	2,986	4,102

	As of July 31,
	2001	2000	1999	1998	1997
Consolidated Balance Sheet Data:
Cash and cash equivalents	$12,439	$48,195	$9,060	$264	$912
Working capital	84,862	114,616	4,196	(2,381)	(106)
Total assets	113,782	134,494	13,203	1,821	1,623
Capital lease obligations, excluding current portion	—	270	298	—	—
Redeemable convertible preferred stock and warrants	—	—	21,403	7,972	7,454
Total stockholders' equity (deficit)	100,598	120,391	(16,569)	(10,287)	(7,512)

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

Overview

    Vicinity is a leading provider of Enterprise Location Services, or ELS, solutions to Global 2000 companies across Web, wireless and speech platforms. We unify and enrich Web, wireless and speech inquiries in order to catalyze a fundamental improvement in the customer experience. We turn location information into a coherent, rich source of knowledge and embed location intelligence into the fabric of the organization.

    We are an enterprise solution whose blue-chip customer base includes such well-known companies as McDonald's, Ford Motor Company, FedEx, Best Western International and CitiBank. Our ELS solutions are available across the globe and in multiple languages.

    Company history and evolution.  Our company was formed in October 1995, and our initial revenues were derived from providing maps, driving directions and directory services to regional telephone companies and large portal companies. Historically, we have generated substantially all of our revenues from our product formerly known as Web Business Finder. Since then, we have focused our strategy on our ELS service and have recently expanded our product offerings to include the Vicinity Location Server. The Vicinity Location Server is a technology platform that captures, manages and transforms data into geo-coded information—items such as maps, driving directions and attributes about companies' stores, branches or offices.

    In February 2000, we completed our initial public offering, or IPO. As a result, we issued 8,050,000 shares of common stock at a price of $17.00 per share and received approximately $125.9 million in cash, net of underwriting discounts and other offering costs.

    NetCreate acquisition.  In October 2000, we acquired NetCreate Systems, Inc. ("NetCreate"), an Internet products and services company providing tools and services to build or enhance the features and functionality of web sites, in a transaction that has been accounted for as a purchase business combination. We paid $250,000 in cash and issued 441,405 shares of our common stock in exchange for all outstanding shares of NetCreate common stock. We also reserved an additional 90,513 shares of our common stock for issuance in connection with the assumption of NetCreate's outstanding stock options and warrants.

    The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair values at the date of acquisition. The total purchase price of $5.7 million included the issuance of stock and the assumption of stock options (together $5.2 million), cash of $0.3 million and direct acquisition costs of $0.3 million. Of the total purchase price, approximately $0.3 million was allocated to tangible liabilities, $0.1 million was allocated to capitalized software, $0.2 million was allocated to deferred stock-based compensation, $4.3 million was allocated to goodwill, $1.0 million was allocated to developed product technology and $0.4 million was allocated to the assembled workforce. Through the end of fiscal 2001, we amortized our goodwill over its estimated life of five years. Capitalized software and developed product technology are intangible assets, which will be amortized over their estimated lives of three years. In April 2001, we wrote off approximately $0.8 million of goodwill, developed product technology and assembled workforce related to the NetCreate acquisition, reflecting our de-emphasis on providing custom Web development services going forward. Beginning in fiscal 2002, we will assess the impact of a newly released accounting standard, Statement of Accounting Standards 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), on our company. If we choose to adopt SFAS 142 in fiscal 2002, we may cease to amortize goodwill beginning with our first quarter of fiscal 2002. We are not required to adopt SFAS 142 until the first quarter of our fiscal 2003.

    Technology purchase.  In September 2000, we entered into a Technology Purchase Agreement ("the BeeLine Agreement") with BeeLine LLC ("BeeLine"), under which we agreed to pay up to $2.7 million dollars during fiscal 2001 to purchase technology and related consulting services from BeeLine. In addition, the BeeLine Agreement specified an additional payment of $0.3 million to BeeLine upon the filing of a patent application related to the purchased BeeLine technology. As of January 31, 2001, the entire $3.0 million of costs had been incurred under the Agreement and capitalized as an intangible asset. Amortization of these costs began during the three months ended April 30, 2001 and will continue over the estimated three year life of the BeeLine technology.

    Restructuring costs and other special charges.  In November 2000, we approved a plan to restructure certain of our operations in order to reduce expenses. In addition, during the three months ended January 31, 2001, we incurred severance-related expenses in conjunction with the departure of four of our senior executives. In connection with these events, we reduced our worldwide headcount by approximately 15% and closed our German sales facility. Expenses associated with the restructuring plan and executive severances were approximately $1.1 million.

    In February and April 2001, we approved plans to restructure certain of our operations in order to further reduce expenses. In connection with these restructurings, we reduced our worldwide headcount by approximately 35%, significantly reduced the size of our French sales force and announced a plan to shut down our San Diego operations, which consisted mainly of Web developers acquired as a result of our purchase of NetCreate in October 2000. Expenses associated with this restructuring plan were approximately $2.2 million.

    In addition, during the three months ended April 30, 2001, we recorded approximately in $1.1 million in other special charges, including approximately $0.8 million in expenses related to the write-off of goodwill, developed product technology and the assembled workforce related to the NetCreate acquisition, reflecting our de-emphasis on providing custom Web development services going forward, and approximately $0.3 million in expenses for the write-off of software and other similar costs related to the downsizing of our operations.

    Executive management changes.  During the second and third quarters of fiscal 2001, several of our senior executive officers resigned. In particular, Emerick M. Woods, our President and Chief Executive Officer, resigned effective April 23, 2001, Howard A. Bain III, our Executive Vice President and Chief Financial Officer, resigned effective November 17, 2000, Scott Young, our Senior Vice President, Products and Strategy and Chief Technology Officer resigned effective February 28, 2001, and Dinesh Wadhawan, our Senior Vice President, Worldwide Sales, resigned effective January 31, 2001.

    In December 2000, we named Maury Austin as our Senior Vice President and Chief Financial Officer. In April 2001, we announced that Norman H. Nie, one of our directors since 1998, would serve as our Executive Chairman. In addition, also in April 2001, we announced the addition of Tim McMullen as our Chief Operating Officer and subsequently announced the hiring of Dan Shapero as our Vice President, Marketing and Steve Ackley as our Vice President, Worldwide Sales.

    In October 2001, we named Ronald S. Smith as our Chairman of the Board of Directors, replacing Norman H. Nie who continues to serve as one of our directors.

    Stock repurchase program.  In September 2001, we announced a stock repurchase program of up to $5.0 million. Under this program, stock repurchases may be made from time to time in the open market, through block trades or otherwise. As of October 22, 2001, we had repurchased approximately 1,500,000 shares for an aggregate purchase price equal to approximately $2.2 million under the stock repurchase program.

Results of Operations

Comparison of fiscal 2001 to fiscal 2000

    License and hosting fees.  Revenue from license and hosting fees is recognized ratably over the life of the contracts, which typically have one-year, non-refundable terms.

    In fiscal 2001, we recognized $16.0 million of license and hosting fees revenue, an increase of $4.9 million, or 44%, compared to $11.1 million in fiscal 2000. The increase in license and hosting fees revenue was generally attributable to the growth in our customer base over past fiscal years and to the approximately 90% contract renewal rate by our existing customers, specifically for our Business Finder services.

    Deferred revenue consists of customer payments received and accounts receivable recorded in advance of recognizing revenue for license and hosting services. Deferred revenue as of both July 31, 2001 and 2000 was $7.6 million.

    Service and transaction fees.  Revenue from service and transaction fees consists of revenue generated from project-related professional services and, to a lesser degree, from advertising and other transactions. This revenue is recognized as the services are performed.

    In fiscal 2001, we recognized $4.0 million of service and transaction fees revenue, a decrease of $0.1 million, or 2%, from $4.1 million for fiscal 2000. This slight decrease in service and transaction fees revenue is primarily attributable to a decrease in demand for, and our decreasing focus on providing, Web development services for our customers.

    Cost of revenues.  Cost of revenues includes salaries and benefits of our operations personnel, the cost of acquiring data and content, leasing and depreciation costs for our computer hosting equipment and Internet connection and data center charges. Cost of revenues increased $3.5 million, or 39%, to $12.6 million in fiscal 2001 compared to $9.1 million for fiscal 2000. The increase in cost of revenues is attributable to the increased number of personnel in fiscal 2001 when compared to fiscal 2000, equipment costs related to our data centers and content fees paid to our content providers. Gross margin for fiscal 2001 was 37%, compared to 40% for fiscal 2000. The decrease in gross margin for fiscal 2001 reflects the impact of the slower than expected growth of our revenues when compared to our cost of revenues over the period. We implemented certain cost reduction programs during our third and fourth quarters of fiscal 2001 that resulted in overall improvement in our gross margin. As a result, we presently expect gross margin to improve slightly during fiscal 2002.

    Product development.  Product development expense consists primarily of salaries and benefits, consulting expenses and equipment costs. Product development expense increased $3.5 million, or 104%,

to $6.8 million for fiscal 2001 from $3.3 million for fiscal 2000. The increase in product development expense in fiscal 2001 was primarily attributable to increases in personnel and personnel-related costs as well as the amortization of intangible assets related to our acquisition of NetCreate and the BeeLine technology purchase.

    Sales and marketing.  Sales and marketing expense consists primarily of salaries, commissions, promotion costs, advertising and travel-related expenses. Sales and marketing expense increased $1.4 million, or 9%, to $17.6 million for fiscal 2001 from $16.1 million for fiscal 2000. The number of sales and marketing personnel, and the corresponding amount of personnel costs increased during fiscal 2001 when compared to fiscal 2000, primarily to support the expansion of sales and marketing efforts during the first half of fiscal 2001.

    General and administrative.  General and administrative expense consists primarily of salaries and related costs for our executive, administrative, finance and human resources personnel as well as accounting, legal and other professional fees. General and administrative expense increased $3.6 million, or 76%, to $8.3 million for fiscal 2001 from $4.7 million for fiscal 2000. These increases were caused mainly by the increase in personnel and personnel-related costs, primarily related to the need to support the requirements related to the operation of our company as a publicly-traded company.

    Stock-based compensation.  As of July 31, 2000, we had recorded deferred stock-based compensation expense aggregating $2.3 million in stockholders' equity for the difference at the date of grant between the exercise price and the fair value of the common stock underlying stock options granted in fiscal 2000 and 1999. During fiscal 2001, we recorded an additional $0.2 million of deferred stock-based compensation in connection with the NetCreate acquisition. Of these amounts, we recognized as expense a total of $0.5 million, 1.0 million and $0.2 million for the years ended July 31, 2001, 2000 and 1999, respectively. In addition, we expect to recognize $0.1 million in fiscal 2002 and less than $0.1 million in fiscal 2003.

    Other income/expense, net.  Other income for fiscal 2001 and 2000 was comprised of approximately $6.2 million and $3.7 million, respectively, of interest income earned on the cash proceeds received from our initial public offering in February 2000, offset by approximately $0.1 million in both fiscal 2001 and 2000 of interest expense related to capital lease obligations. In addition, during fiscal 2001, we realized a loss of approximately $3.2 million related to the write-down to fair market value of an investment in an equity fund made during the year.

    Net loss.  We have not achieved profitability on a quarterly or annual basis and expect to continue to incur net losses through at least fiscal 2002.

Comparison of fiscal 2000 to fiscal 1999

    License and hosting fees.  In fiscal 2000, we recognized $11.1 million of license and hosting fees revenue, an increase of $5.4 million, or 96%, compared to $5.7 million in fiscal 1999. The increase in license and hosting fees revenue was generally attributable to growth in our customer base and, specifically, to growth in demand for Business Finder services. We grew the total number of our customers to 371 as of July 31, 2000 from 237 as of July 31, 1999, an increase of 57%.

    Deferred revenue as of July 31, 2000 was $7.6 million, compared to $5.0 million as of July 31, 1999, representing an increase of $2.7 million, or 54%.

    Service and transaction fees.  In fiscal 2000, we recognized $4.1 million of service and transaction fees revenue, an increase of $3.4 million, or 438%, from $0.8 million for fiscal 1999. This increase in service and transaction fees revenue is primarily attributable to an increase in demand for professional services, mostly web development services for our customers, as well as increased advertising and transaction revenue.

    Cost of revenues.  Cost of revenues increased $5.1 million, or 130%, to $9.1 million in fiscal 2000 compared to $3.9 million for fiscal 1999. The increase in cost of revenues is attributable to increases in personnel to support our business growth, equipment costs related to the expansion of our data centers and content fees as a result of additions to our set of content providers.

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

    Other income/expense, net.  Other income/expense in fiscal 2000 was comprised of approximately $3.7 million of interest income earned on the cash proceeds received from our initial public offering in February 2000, offset by less than $0.1 million of interest expense related to capital lease obligations.

  Liquidity and Capital Resources

    Overview.  In February 2000, we completed our initial public offering and, as a result, issued 8,050,000 shares of common stock at a price of $17.00 per share. We received approximately $125.9 million in cash from our initial public offering, net of underwriting discounts and other offering costs. We have used a portion of these proceeds, and intend to continue to use these proceeds, to expand our sales and marketing efforts, to expand our international business, to develop new technologies and products and improve our technology infrastructure, and for working capital and other general corporate purposes. Pending this use, we have invested these proceeds primarily in interest-bearing securities, primarily government securities, municipal bonds, time deposits, Eurodollar deposits, certificates of deposit with approved financial institutions, commercial paper rated A-1/P-1/F-1, corporate notes and bonds and other money market instruments of similar liquidity and credit quality. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for further information related to our investments.

    Once we factor in cost savings achieved from the restructurings that we announced in fiscal 2001, we intend to maintain spending levels relatively constant until such time as we experience adequate growth rates in revenues. We are currently targeting the second half of calendar 2002 as the point at which we will become cash flow positive. This forecast is subject to change.

    Future capital requirements will depend upon many factors, including overall market conditions and the rate of growth of our revenues. We believe that our cash, cash equivalents and short-term investments will be sufficient to satisfy our cash requirements for the next several years at our projected expense and revenue levels.

    Comparative cash flow information.  The following table compares cash, cash equivalents and short-term investment and working capital balances as well as sources and uses of cash as of and for the years ended, July 31, 2001, 2000 and 1999 (in millions):

	Years ended July 31,
	2001	2000	1999
	(In millions)
Cash, cash equivalents and short-term investments	$93.7	$121.8	$9.1
Working capital	$84.9	$114.6	$4.2
Cash used in operating activities	$(15.1)	$(10.0)	$(3.5)
Cash used in investing activities	$(20.5)	$(79.2)	$(0.2)
Cash provided by (used in) financing activities	$(0.2)	$128.3	$12.6

    Cash used in operating activities was $15.1 million for the year ended July 31, 2001 compared to $10.0 million for the year ended July 31, 2000. This increase was primarily as a result of the increase in our net loss to $27.3 million for the year ended July 31, 2001 from $15.4 million for the year ended July 31, 2000, partially offset by non-cash charges for depreciation, amortization and stock-based compensation, and the net change in operating assets and liabilities.

    Cash used in investing activities was $20.5 million for the year ended July 31, 2001. Cash used in investing activities was used primarily for purchases of investments, purchases of property and equipment and for the NetCreate and technology purchases.

    Cash used in financing activities was $0.2 million for the year ended July 31, 2001. Cash used in financing activities reflects the offsetting impact of approximately $1.2 million in cash received from employees for common stock issued pursuant to the Employee Stock Purchase Plan and as a result of stock option exercises, offset by payments on capital lease obligations of $1.1 million and repurchases of unvested common stock of $0.3 million.

Disclosures About Market Rate Risk

    The following discussion about our market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk.

    Interest rate risk.  The primary objective of our investment activities is to preserve principal and assure sufficient liquidity to meet anticipated needs, while at the same time maximizing the income we receive from our investments within such constraints. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government securities, municipal bonds, time deposits, Eurodollar deposits, certificates of deposit, commercial paper, corporate notes and bonds and other specific money market instruments. We classify our cash equivalents and short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. We classify our cash equivalents and short-term investments as "variable rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. The table below presents the amounts and related weighted interest rates of our investment portfolio at July 31, 2001 (dollars in thousands):

	Average Interest Rate	Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed rate	3.84%	$7,929	$7,929
Variable rate	3.77	274	274
Short-term investments:
Fixed rate	5.24	57,259	57,581
Variable rate	5.40	22,049	22,065

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

    Equity Security Price Risk.  In October 2000, we invested $5.0 million in a newly organized, non-diversified, closed-end management investment company, or the Fund, that is subject to market price volatility. The Fund has an investment objective of long-term capital appreciation and seeks to achieve its objective by investing in equity securities of small, medium and large capitalized United States and foreign companies considered to significantly benefit from, or derive revenue from, the Internet. In addition, this fund may also invest in securities of private investment funds that invest primarily in venture capital companies. Investments in technology companies and, in particular, venture capital companies, pose special risks. Due to an overall decline in equity prices over the last several months, particularly in the technology sector, the value of this investment had declined by approximately $3.2 million to $1.8 million as of July 31, 2001. In an attempt to minimize future risk posed by overall market declines, we offered up our shares in the Fund for sale prior to July 31, 2001. In August 2001, we realized the sale of all of our shares in the Fund for approximately $1.8 million.

Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations. SFAS 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. We have not yet evaluated the effects of these changes on our consolidated financial statements.

    In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. We will be required to implement SFAS 142 as of the beginning of our fiscal year 2003, however we may opt to implement it as of the beginning of our fiscal year 2002. We have not yet evaluated the effects of these changes on our consolidated financial statements.

    In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 applies to all long-lived assets (including discontinued operations). SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 will be effective for our company in fiscal 2003. We have not yet determined the exact impact this standard will have on our consolidated financial statements.

Factors That May Affect Future Results

    Current and potential stockholders should consider carefully each of the following factors in making their investment decisions. These factors should be considered together with the other information included or incorporated by reference in this Annual Report.

Our business is difficult to evaluate because we have a limited operating history.

    Our company was founded in October 1995, and our initial revenues were derived from providing maps, driving directions and directory services. We have a limited operating history from which you can evaluate our present business and future prospects. As a relatively new entrant to the business of providing ELS services for companies on the Internet and on wireless platforms, we face risks and uncertainties relating to our ability to implement our business plan successfully. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the Internet. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, financial condition and prospects will be materially adversely affected.

We have a history of losses and negative cash flows and anticipate continued net losses.

    We have not generated enough revenues to exceed the substantial amounts we have spent to develop our business. We incurred net losses of approximately $27.3 million for fiscal 2001, $15.4 million for fiscal 2000 and $5.5 million for fiscal 1999. We expect to continue to experience losses for the immediately foreseeable future. Moreover, we base current and future expense levels on our operating plans and our estimates of future revenues. If our revenues grow at a slower rate than we anticipate, or if our spending exceeds our expectations or cannot be adjusted to reflect such slower revenue growth, we may not generate sufficient revenues to achieve profitability. If we do achieve profitability, we may be unable in the future to sustain or increase profitability on a quarterly or annual basis.

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

    Our quarterly net loss was approximately $6.5 million for the three months ended July 31, 2001, $8.3 million for the three months ended April 30, 2001, $7.3 million for the three months ended January 31, 2001 and $5.2 million for the three months ended October 31, 2000. We presently expect to continue to incur net losses through at least fiscal 2002. However, our quarterly operating results may fluctuate significantly in the future due to a variety of factors. These factors include the following, which are generally outside of our control:

  •
  competition in the markets for our services;

  •
  variation in the demand for our ELS services and industry or seasonal trends relating to marketing spending;

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

    The market price of our common stock has fluctuated widely and may continue to do so. For example, during the period following our initial public offering in February 2000 through the period ended September 30, 2001, the trading price of our common stock has ranged from a high of $76.25 per share to a low of $1.19 per share. Many factors could cause the market price of our common stock to rise and fall in the future. Some of these factors include:

  •
  actual or anticipated variations in our operating results;

  •
  announcement of technological innovations;

  •
  conditions or trends in the Internet and ELS services industries;

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

If demand for ELS services fails to develop or develops more slowly than we expect, we may not generate sufficient revenues to achieve profitability.

    Our future success is highly dependent on an increase in the use of the Internet and wireless platforms as marketing channels including, in particular, the deployment and acceptance of wireless and broadband platforms. If significant demand for ELS services fails to develop or develops more slowly than we have planned for, we may not generate sufficient revenues to achieve profitability. The market for ELS services is new and rapidly evolving, and it cannot yet be compared with traditional marketing media to gauge its effectiveness. Companies that have historically relied on traditional marketing methods may be reluctant or slow to adopt online or wireless marketing. As a result, demand and market acceptance for Internet and wireless-based marketing solutions cannot yet be determined. Many of our current and potential clients have little or no experience using the Internet or wireless platforms for marketing purposes and may allocate only a limited portion of their marketing budgets to these platforms. Companies that have invested substantial resources in traditional methods of marketing may be reluctant to reallocate those resources to online or wireless marketing. In addition, companies that have invested a significant portion of their marketing budget in online or wireless marketing may decide after a time to return to more traditional methods if they find that online or wireless marketing is a less effective method of promoting their products and services than traditional marketing methods.

We have experienced turnover at our senior management levels, which could harm our business and operations.

    During the second and third quarters of fiscal 2001, several of our senior executive officers resigned. In particular, Emerick M. Woods, our President and Chief Executive Officer, resigned effective April 23, 2001, Howard A. Bain III, our Executive Vice President and Chief Financial Officer, resigned effective November 17, 2000, Scott Young, our Senior Vice President, Products and Strategy and Chief Technology Officer resigned effective February 28, 2001, and Dinesh Wadhawan, our Senior Vice President, Worldwide Sales, resigned effective January 31, 2001.

    In April 2001, we announced that Norman H. Nie, one of our directors since 1998, would serve as our Executive Chairman while we search for a replacement Chief Executive Officer. In addition, also in April 2001, we announced the addition of Tim McMullen as our Chief Operating Officer and subsequently announced the hiring of Dan Shapero as our new Vice President, Marketing and Steve Ackley as our Vice President, Worldwide Sales. In October 2001, we named Ronald S. Smith as our Chairman of the Board of Directors, replacing Norman H. Nie, who continues to serve as one of our directors. It is possible that this high turnover at our senior management levels will continue and that other senior executive officers could also resign, creating limited management continuity, recruitment costs and, in some cases, severance costs.

We have dedicated significant resources toward developing new clients internationally; any success in these efforts may prove not to have been worth the associated expense.

    Our business plan in the recent past has included the expenditure of significant resources internationally. During fiscal 2000, we opened sales offices in France, Germany and the United Kingdom. During fiscal 2001, we announced the closure of our office in Germany and the downsizing of our office in France in order to centralize functions in the United Kingdom office. To date, we have limited experience in marketing our services internationally, and we cannot predict our success in these international markets. In order to generate greater revenues overseas, we intend to continue to enter into relationships with foreign businesses, and we cannot predict whether those relationships will be successful. Our international plans are subject to inherent risks, including:

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

    The number of our employees has fluctuated significantly over the last two fiscal years in response to changing market conditions and the evolution of our business. The number of our employees grew from 106 as of October 31, 1999 to 224 as of October 31, 2000, and then down to approximately 127 as of August 31, 2001. This fluctuation has placed a significant strain on our management, systems and resources. We expect that we will need to continue to maintain close coordination among our technical, finance, sales and marketing groups in order to successfully manage such fluctuations in personnel.

We will not be able to execute our business plan if we cannot increase our direct and indirect sales channels.

    We will need to expand substantially our direct and indirect sales operations, both domestically and internationally, in order to increase market awareness and sales of our products. Our services require a sophisticated sales effort targeted at several people within our prospective clients' organizations. Competition for qualified sales personnel is intense, and we may not be able to hire the kind and number of sales personnel that we are targeting. Also, the decline in our stock price may significantly increase the difficulty in hiring new qualified sales personnel. In addition, we believe that our future success is dependent upon establishing and maintaining productive relationships with a variety of distribution partners, resellers and joint marketing partners. We cannot be sure that we will be successful in signing up desired partners or that our partners will devote adequate resources or have the technical and other sales capabilities to sell our products.

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

    Historically, we have derived most of our revenues from our Web Business Finder, maps, driving directions and directory services, which represented approximately 74%, 65%, 86% and 91% of our revenue in fiscal 2001, 2000, 1999 and 1998, respectively. Our results of operations would be materially and adversely affected by a reduction in demand or a change in the pricing structure for these services.

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

    Our current business model is to provide ELS services to our business clients. We may not achieve an acceptable level of profitability, or become profitable at all, if our clients' marketing executives do not perceive that the use of our services will improve the effectiveness of their marketing efforts or if they are otherwise unable to generate a significant return on investment from using our services. ELS services are relatively new and unproven and may not achieve widespread customer acceptance. To be successful, we must adapt to our rapidly changing market by continually enhancing the technologies used in our services and introducing new technology to address the changing needs of our clients. Under our current pricing structure, clients pay for most of our services through set-up and annual fees. There is a risk that competition with respect to the services we provide will eventually result in very low prices for our services. If we are unable to maintain an adequate pricing structure, we will not generate sufficient revenues to achieve and maintain profitability.

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

    In the future we may acquire or make investments in complementary businesses, technologies, services or products, or enter into strategic partnerships with parties who can provide access to those assets, if appropriate opportunities arise. From time to time we have had discussions and negotiations with companies regarding our acquiring, investing in or partnering with their businesses, products, services or technologies, and we regularly engage in these discussions and negotiations in the ordinary course of our business. Some of those discussions also contemplate the other party making an investment in our company or a subsidiary of our company. We may not identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates, we may not complete those transactions on commercially acceptable terms or at all. We could have difficulty in assimilating the personnel, operations, technology and software of another company that we acquire. In addition, the key personnel of a company that we acquire may decide not to work for us. If we make acquisitions, we could have difficulty in integrating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would dilute the ownership interests of the holders of our common stock.

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

    ELS services is a rapidly developing industry, and new types of products and services may emerge that are more attractive to consumers and marketers than the types of services we offer. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share.

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

    We have registered several service marks in the United States, including "Vicinity," "MapBlast!", "GeoSearch", "Powered by Vicinity", "Vicinity Telephone Business Finder" and "Vicinity Wireless Business Finder". We have applied for registration of a number of additional service marks in the United States and in other countries and will seek to register additional service marks and trademarks, as appropriate. We may be unsuccessful in obtaining the service marks and trademarks for which we have applied. We may not be granted certain patents with respect to our technology, and any patent that is granted may be challenged or invalidated. We may not develop proprietary products or technologies that are patentable, and any issued patent may not provide us with any competitive advantages or withstand challenges by third parties. In addition, the patents of others may adversely affect our ability to conduct our business. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and we do not currently have any patents or patent applications pending in any foreign country. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology or duplicate our products or design around patents issued to us or our other intellectual property rights. Our failure to protect our proprietary rights adequately or our competitors' successful duplication of our technology could harm our operating results and cause the price of our common stock to decline.

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

    In February 2000, we issued 8,050,000 shares of common stock pursuant to our initial public offering. These shares are freely tradable with the exception of those shares purchased by our affiliates. We had an aggregate of approximately 28.4 million shares of our common stock outstanding as of September 30, 2001, which includes the shares sold in our IPO. The shares not registered as part of our initial public offering may be sold only pursuant to a registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act. The market price of our common stock could decline as a result of the sales of a large number of these shares or the perception that sales could occur. In addition, the large number of shares eligible for sale may make it more difficult for us to sell common stock in the future at a time and at a price that we deem appropriate.

We do not currently plan to pay dividends to the holders of our common stock.

    We do not currently anticipate paying cash dividends to the holders of our common stock. Accordingly, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize on their investment. Investors seeking cash dividends should not purchase our common stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item is set forth in the section of Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations captioned "Disclosures about Market Rate Risk."

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

    The following are filed as a part of this Annual Report and included in Item 8:

(a) 1. Financial Statements

  2. Financial Statement Schedule

      Schedule II—Valuation and Qualifying Accounts

  3. Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-90253)).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-90253)).
4.1	Specimen Common Stock certificate (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-90253)).
10.1	1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-90253)).
10.2	1996 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-90253)).
10.3	2000 Equity Participation Plan (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-90253)).
10.4	2000 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 (Registration No. 333-90253)).
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
10.8
Employment Agreement, dated June 17, 1998, by and between Vicinity Corporation and Emerick M. Woods (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 (Registration No. 333-90253) ).
10.9
Loan Agreement, dated July 14, 1999, by and between Vicinity Corporation and Emerick M. Woods (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (Registration No. 333-90253) ).
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
10.15
Management Support Agreement dated July 27, 1999, by and between Vicinity Corporation and Invision AG (Incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1 (Registration No. 333-90253) ).
10.16
Master Lease and Financing Agreement dated July 27, 1999, by and between Vicinity Corporation and Compaq (Incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1 (Registration No. 333-90253) ).
10.17
Capital Lease Agreement dated April 24, 1996, by and between Vicinity Corporation and Pacific Atlantic (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1 (Registration No. 333-90253) ).
10.18+
Joint Marketing Agreement dated June 23, 1999, by and between Vicinity Corporation and Prio, Inc. (Incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1 (Registration No. 333-90253) ).
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
10.21
Sublease Agreement, dated October 1, 1996, by and between Vicinity Corporation and Attachmate Corporation (Incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1 (Registration No. 333-90253) ).
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
10.32
Separation Agreement, dated November 30, 2000, by and between Vicinity Corporation and Howard Bain (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarterly period ended October 31, 2000).
10.33
Separation Agreement, dated January 22, 2001, by and between Vicinity Corporation and Dinesh Wadhawan (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarterly period ended January 31, 2001).

10.34
Third Amended and Restated Loan Agreement, dated January 31, 2001, by and between Vicinity Corporation and Dinesh Wadhawan (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarterly period ended January 31, 2001).
10.35
Offer of Employment Letter, dated December 30, 2000, by and between Vicinity Corporation and Maury Austin (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarterly period ended January 31, 2001).
10.36
Separation Agreement, dated January 26, 2001, by and between Vicinity Corporation and Eric Winkler (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarterly period ended January 31, 2001).
10.37
Separation Agreement, dated April 23, 2001, by and between Vicinity Corporation and Emerick Woods (Incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarterly period ended April 30, 2001).
10.38
Letter Agreement, dated April 24, 2001, by and between Vicinity Corporation and Norman Nie (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarterly period ended April 30, 2001).
10.39
Executive Employment Agreement, dated April 24, 2001, by and between Vicinity Corporation and Tim McMullen (Incorporated by reference to Exhibit 10.7 of the Company's Form 10-Q for the quarterly period ended April 30, 2001).
10.40
Executive Employment Agreement, dated April 30, 2001, by and between Vicinity Corporation and Daniel M. Shapero (Incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarterly period ended April 30, 2001).
10.41	Certificate of Amendment to the Bylaws of Vicinity Corporation, dated June 29, 2001.
23.1	Consent of Independent Auditors.
24.1	Power of Attorney (Included on signature page).

+
Registrant has obtained confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

(b) Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized as of this 25th day of October 2001.

VICINITY CORPORATION
/s/ TIMOTHY J. MCMULLEN Timothy J. McMullen Senior Vice President and Chief Operating Officer

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Ronald S. Smith and Maury Austin and each one of them, acting individually and without the other, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signature	Title	Date

/s/ RONALD S. SMITH Ronald S. Smith	Chairman of the Board of Directors	October 25, 2001
/s/ TIMOTHY J. MCMULLEN Timothy J. McMullen	Senior Vice President and Chief Operating Officer (Principal Executive Officer)	October 25, 2001
/s/ MAURY AUSTIN Maury Austin	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 25, 2001
/s/ GERALD R. GALLAGHER Gerald R. Gallagher	Director	October 25, 2001
/s/ DOUGLAS A. MCINTYRE Douglas A. McIntyre	Director	October 25, 2001
/s/ NORMAN H. NIE Norman H. Nie	Director	October 25, 2001
/s/ MICHAEL E. SEARS Michael E. Sears	Director	October 25, 2001

VICINITY CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F–1

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Vicinity Corporation:

We have audited the accompanying consolidated balance sheets of Vicinity Corporation and subsidiaries (the Company) as of July 31, 2001 and 2000, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended July 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicinity Corporation and subsidiaries as of July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      /s/ KPMG LLP

Mountain View, California
August 17, 2001, except as to Note 16,
  which is as of October 22, 2001

F–2

VICINITY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	July 31,
	2001	2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,439	$48,195
Short-term investments	81,284	73,609
Accounts receivable, net	2,893	4,333
Prepaid expenses and other current assets	1,010	2,312

Total current assets	97,626	128,449
PROPERTY AND EQUIPMENT, net	9,229	5,717
INTANGIBLE ASSETS, net	6,610	—
OTHER ASSETS	317	328

Total Assets	$113,782	$134,494

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$845	$1,399
Accrued liabilities	4,054	3,773
Deferred revenue	7,638	7,619
Capital lease obligations, current portion	227	1,042

Total current liabilities	12,764	13,833
CAPITAL LEASE OBLIGATIONS	—	270
OTHER LIABILITIES	420	—

Total liabilities	13,184	14,103
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; outstanding—none	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding—28,526,000 and 28,094,000 at July 31, 2001 and 2000, respectively	29	28
Additional paid-in capital	158,364	152,565
Deferred stock-based compensation	(263)	(1,160)
Notes receivable from stockholders	(39)	(232)
Accumulated other comprehensive income (loss)	339	(262)
Accumulated deficit	(57,832)	(30,548)

Total stockholders' equity	100,598	120,391

Total Liabilities and Stockholders' Equity	$113,782	$134,494

See Notes to Consolidated Financial Statements.

F–3

VICINITY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended July 31,
	2001	2000	1999
REVENUES
License and hosting fees	$15,952	$11,065	$5,657
Service and transaction fees	4,042	4,125	767

	19,994	15,190	6,424
COST OF REVENUES (1)	12,575	9,067	3,949

Gross profit	7,419	6,123	2,475
OPERATING EXPENSES
Product development (1)	6,798	3,330	1,747
Sales and marketing (1)	17,579	16,148	3,589
General and administrative (1)	8,280	4,711	1,995
Stock-based compensation	490	1,017	167
Restructuring costs and other special charges	4,400	—	441

	37,547	25,206	7,939

LOSS FROM OPERATIONS	(30,128)	(19,083)	(5,464)
OTHER INCOME (EXPENSE)
Interest income	6,173	3,728	36
Interest expense	(47)	(67)	(97)
Loss on investment	(3,169)	—	—
Other	(113)	5	10

	2,844	3,666	(51)

NET LOSS	(27,284)	(15,417)	(5,515)
Accretion on redeemable convertible preferred stock and warrants	—	1,049	1,038

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(27,284)	$(16,466)	$(6,553)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.97)	$(1.08)	$(1.67)

WEIGHTED AVERAGE SHARES USED IN BASIC AND DILUTED NET LOSS PER SHARE CALCULATION	28,181	15,309	3,913

(1) Excludes stock-based compensation of:
Cost of revenues	$107	$49	$5
Product development	63	107	5
Sales and marketing	205	527	120
General and administrative	115	334	37

	$490	$1,017	$167

See Notes to Consolidated Financial Statements.

F–4

VICINITY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

(In thousands)

	Redeemable convertible preferred stock
			Common stock				Notes receivable from stockholders		Accumulated other comprehensive income (loss)		Total stockholders' equity (deficit)
					Additional paid-in capital	Deferred stock-based compensation		Comprehensive loss		Accumulated deficit
	Shares	Amount	Shares	Amount
Balances, July 31, 1998	7,137	$7,972	3,760	$3	$(672)	$—	$(2)		$—	$(9,616)	$(10,287)
Net loss	—	—	—	—	—	—	—	$(5,515)	—	(5,515)	(5,515)

Issuance of preferred stock and warrants	4,080	12,393	—	—	—	—	—		—	—	—
Accretion on redeemable preferred stock and warrants	—	1,038	—	—	(1,038)	—	—		—	—	(1,038)
Issuance of common stock for cash and note receivable	—	—	1,528	2	198	—	(96)		—	—	104
Deferred compensation related to option grants	—	—	—	—	1,211	(1,211)	—		—	—	—
Amortization of stock-based compensation	—	—	—	—	—	167	—		—	—	167

Balances, July 31, 1999	11,217	$21,403	5,288	$5	$(301)	$(1,044)	$(98)		—	$(15,131)	$(16,569)
Comprehensive loss
Net loss	—	—	—	—	—	—	—	(15,417)	—	(15,417)	(15,417)
Other comprehensive loss
Unrealized loss on available-for-sale securities, net of reclassification adjustments								(262)	(262)		(262)

Total other comprehensive loss								(262)

Comprehensive loss								$(15,679)

Issuance of preferred stock and warrants	1,302	3,750	—	—	—	—	—		—	—	—
Accretion on redeemable preferred stock and warrants	—	1,049	—	—	(1,049)	—	—		—	—	(1,049)
Issuance of common stock for cash and note receivable	—	—	1,655	2	689	—	(134)		—	—	557
Conversion of preferred stock into common stock	(12,519)	(26,202)	13,116	13	26,189	—	—		—	—	26,202
Issuance of common stock through initial public offering, net	—	—	8,050	8	125,901	—	—		—	—	125,909
Repurchase of unvested common stock	—	—	(15)	—	(9)	—	—		—	—	(9)
Deferred compensation related to option grants	—	—	—	—	1,133	(1,133)	—		—	—	—
Amortization of stock-based compensation	—	—	—	—	—	1,017	—		—	—	1,017
Other	—	—	—	—	12	—	—		—	—	12

F–5

	Redeemable convertible preferred stock
			Common stock				Notes receivable from stockholders		Accumulated other comprehensive income (loss)		Total stockholders' equity (deficit)
					Additional paid-in capital	Deferred stock-based compensation		Comprehensive loss		Accumulated deficit
	Shares	Amount	Shares	Amount
Balances, July 31, 2000	—	$—	28,094	$28	$152,565	$(1,160)	$(232)		$(262)	$(30,548)	$120,391
Comprehensive loss
Net loss								$(27,284)		(27,284)	(27,284)
Other comprehensive income
Unrealized loss on available-for-sale securities, net of reclassification adjustments								601	601		601

Total other comprehensive income								601

Comprehensive loss								$(26,683)

Issuance of common stock for cash			142	—	56						56
Issuance of common stock under the ESPP plan			231	—	1,122						1,122
Common stock exchanged and options assumed in the NetCreate purchase			441	1	5,323						5,324
Common stock issued for services			50	—	139						139
Repurchase and cancellation of notes receivable for unvested common stock			(432)	—	(417)		143				(274)
Deferred compensation related to option grants						(185)					(185)
Reversal of deferred compensation associated with canceled unvested stock options					(592)	592					—
Amortization of stock-based compensation						490					490
Repayment of note receivable											143
Allowance for doubtful notes receivable							50				50
Stock-based compensation associated with the modification of option grants					172						172
Other					(5)						(5)

Balances, July 31, 2001	—	$—	28,526	$29	$158,364	$(263)	$(39)		$339	$(57,832)	$100,598

See Notes to Consolidated Financial Statements.

F–6

VICINITY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended July 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,284)	$(15,417)	$(5,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,168	1,672	191
Provision for doubtful accounts	350	54	80
Stock-based compensation	801	1,017	167
Loss on investment	3,169	—	—
Provision for note receivable from stockholder	100	—	—
Impairment of fixed assets	361	—	—
Impairment of intangible assets	754	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,262	(1,540)	(1,746)
Prepaid expenses and other current assets	1,252	(1,952)	(73)
Accounts payable	(554)	908	6
Payable to related party	—	—	(164)
Accrued liabilities	(346)	2,542	1,035
Deferred revenue	(104)	2,664	2,478

Net cash used in operating activities	(15,071)	(10,052)	(3,541)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments of excess cash:
Purchases of available-for-sale securities	(77,353)	(79,871)	—
Sales and maturities of available-for-sale securities	67,110	6,000	—
Purchases of property and equipment	(7,500)	(4,980)	(214)
Purchase of technology	(2,985)	—	—
Purchase of NetCreate	(250)	—	—
Sublease deposit received	420	—	—
Building lease deposits	55	(304)	—

Net cash used in investing activities	(20,503)	(79,155)	(214)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	1,178	126,464	104
Proceeds from issuance of redeemable preferred stock, net	—	3,750	12,393
Repurchase of unvested common stock	(274)	(9)	—
Principal payments on capital leases	(1,086)	(863)	(146)
Proceeds from bank note	—	—	200
Payment of bank note	—	(1,000)	—

Net cash provided by (used in) financing activities	(182)	128,342	12,551

Increase (decrease) in cash and cash equivalents	(35,756)	39,135	8,796
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	48,195	9,060	264

CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,439	$48,195	$9,060

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$46	$67	$97

NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchased under capital lease	$—	$1,497	$824

Reclassification of long-term investments to short-term	$1,831	$—	$—

Accretion on redeemable preferred stock and warrants	$—	$1,049	$1,038

Common stock issued for notes receivable	$—	$134	$96

Deferred compensation related to stock option grants	$185	$1,133	$1,211

Reversal of deferred compensation related to stock option grants	$592	$—	$—

Conversion of redeemable preferred stock into common stock	$—	$26,202	$—

Unrealized gain (loss) on available for sale securities	$601	$(262)	$—

Common stock and options assumed in purchase business combination	$5,323	$—	$—

Cancellation of notes receivable for repurchase of unvested common stock	$143	$—	$—

See Notes to Consolidated Financial Statements.

F–7

VICINITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

    Description of Business.  Vicinity Corporation (the "Company") was formed in 1995. A leading provider of enterprise location services solutions to Global 2000 companies across Web, wireless and speech platforms. The Company's enterprise solutions, available across the globe and in multiple languages, turn location information into a coherent, rich source of knowledge and embed location intelligence into the fabric of the organization.

    Use of Estimates.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in the United Kingdom, France and Germany. All material intercompany balances and transactions have been eliminated in consolidation.

    Foreign Currency Translation.  For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the exchange rates during the year. Exchange gains or losses arising from translation of such foreign entity financial statements are included as a component of comprehensive loss. Through July 31, 2001, the Company's exchange gains or losses from translation of foreign entity financial statements have not been significant.

    Revenue Recognition.  The Company derives its revenues from license and hosting fees and service and transaction fees. Revenues from license and hosting fees consists of annual recurring fees for hosting services and are recognized ratably over the life of the contracts, which typically have one-year, non-refundable terms. Our services provide customers and their end users rights to access applications, customer service, and upgrades and updates as provided by the Company. Our customers generally do not have the right to take possession of the software at any time during the hosting agreement. Contracts also often include monthly or quarterly minimum volume limits which, when exceeded result in additional fees for actual volume usage. Actual volume usage that exceeds designated minimums is recognized as transaction revenue when amounts due are earned by the Company. Service and transaction revenue includes revenues from implementation services, project-related professional services, training, volume usage, and, to a lesser degree, from fees derived from advertising and e-commerce transactions. These revenues are recognized as the services are performed.

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

    Concentration of Credit Risk.  Financial instruments that subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its cash and cash equivalents primarily in depository accounts and money market accounts of recognized financial institutions. The Company's short-term investments consist

F–8

primarily of interest-bearing securities, including government securities, municipal bonds, time deposits, Eurodollar deposits, certificates of deposit with approved financial institutions, commercial paper rated A-1/P-1/F-1, corporate notes and bonds and other money market instruments of similar liquidity and credit quality. To reduce credit risk with trade accounts receivable, the Company performs evaluations of the credit worthiness of its customers on an ongoing basis. The Company does not generally require collateral or other security. As of July 31, 2001 no customers comprised greater than 10% of the Company's trade accounts receivable balance. As of July 31, 2000, one customer comprised 17% of the Company's trade accounts receivable balance. As of July 31, 2001 and 2000, the allowance for doubtful accounts was approximately $299,000 and $134,000, respectively.

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

    Securities Available-for-Sale.  Marketable equity securities and debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of comprehensive loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income. The Company has not realized significant gains or losses on the sale of available-for-sale marketable securities. However, during the fourth quarter of fiscal 2001, the Company determined that the decline in value of a $5.0 million investment was other than temporary and the cost basis of the investment was written down to its fair value of $1.8 million, resulting in a realized loss of $3.2 million.

    Fair Value of Financial Instruments.  The carrying amount of the Company's financial instruments, which include cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and capital lease obligations, approximate their fair values as of July 31, 2001 and 2000.

    Property and Equipment.  Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the equipment, generally three to five years. Leasehold improvements are amortized over the lesser of the remaining life of the lease, or five years. Depreciation on the building is calculated using the straight-line method over the estimated useful life of the building, which is 30 years.

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

F–9

    Software Development Costs.  The Company capitalizes certain costs of computer software developed or obtained for internal use. These costs generally include external direct costs of materials and services consumed in the project, and internal costs such as payroll and benefits of those employees directly associated with the development of the software. During the years ended July 31, 2001 and 2000, the Company capitalized approximately $0.4 million and $0.3 million, respectively, which will be amortized over the estimated useful life of the software developed, which is generally three years.

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

    Intangible Assets.  The purchase price of businesses acquired, accounted for as purchase business combinations, is allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values with any amount in excess of such allocations being designated as goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from three to five years. As of July 31, 2001, the Company had $7.9 million of intangible assets, with accumulated amortization of $1.3 million. Management periodically reviews intangible assets for impairment indicators. At the time management determines the existence of such indicators, the Company uses discounted cash flows of the acquired business over the remaining amortization period to initially determine whether impairment should be recognized. The Company then performs a subsequent calculation to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future cash flows. The cash flow calculation would be based on management's best estimates, using appropriate assumptions and projections at the time. The carrying value of identifiable intangible assets is reviewed in a manner consistent with the policy for reviewing impairment of property and equipment, as described above.

    Advertising Expense.  The cost of advertising is expensed as incurred. Advertising costs totaled approximately $829,000, $2,079,000 and $287,000 for the years ended July 31, 2001, 2000 and 1999, respectively.

    Reclassifications.  Certain prior period amounts have been reclassified to conform to the current period presentation.

    Per Share Computations.  Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common and, when dilutive, potential common equivalent shares outstanding during the period. Common equivalent shares include the effect of outstanding redeemable convertible preferred stock, warrants, common stock subject to repurchase and stock options. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would be anti-dilutive.

F–10

    Diluted net loss per share does not include the effect of the following anti-dilutive common equivalent shares (in thousands):

	Years Ended July 31,
	2001	2000	1999
Stock options	2,623	2,212	2,064
Shares of common stock subject to repurchase	40	1,079	738
Convertible preferred warrants	—	—	952
Convertible preferred stock (as if converted)	—	—	9,152

	2,663	3,291	12,906

    The weighted-average exercise price of outstanding stock options was, $4.72, $10.63 and $0.22 as of July 31, 2001, 2000 and 1999, respectively. The weighted-average exercise price of shares of common stock subject to repurchase was $0.68, $0.48 and $0.15 as of July 31, 2001, 2000 and 1999, respectively.

    Stock-Based Compensation.  The Company accounts for its stock-based compensation arrangements for employees using the intrinsic-value method for stock-based awards to employees. Compensation expense is recorded for the Company's stock options on the date of grant, to the extent the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for common stock. Options granted to consultants and other non-employees are considered compensatory and are accounted for at fair value. The Company amortizes deferred stock-based compensation using an accelerated method.

    Comprehensive Loss.  The following table sets forth the calculation of comprehensive loss for the years ended July 31, 2001, 2000 and 1999 (in thousands):

	Years Ended July 31,
	2001	2000	1999
Net loss	$(27,284)	$(15,417)	$(5,515)
Unrealized gain/(losses) on available-for-sale securities	601	(262)	—

Comprehensive loss	$(26,683)	$(15,679)	$(5,515)

    The Company recorded a reclassification adjustment of $2.7 million for a loss on investment included in net loss.

F–11

Note 2—Balance Sheet Components

	July 31,
	2001	2000
	(In thousands)
Cash and cash equivalents:
Cash	$1,395	$772
Money market funds	3,115	39,789
Commercial paper	7,929	7,634

	$12,439	$48,195

Property and equipment, net:
Furniture and fixtures	$1,404	$348
Computer equipment	6,080	3,600
Software	2,097	1,041
Equipment under capital lease	2,321	2,321
Leasehold improvements	690	282
Land and building	2,097	—

	14,688	7,592
Accumulated depreciation and amortization	(5,459)	(1,875)

	$9,229	$5,717

Intangible assets, net:
BeeLine purchased technology	$2,985	$—
Goodwill	4,004	—
Developed product technology	911	—

	7,900	—
Accumulated amortization	(1,290)	—

	$6,610	$—

Accrued liabilities:
Accrued compensation	$1,599	$2,729
Accrued expenses	1,408	1,044
Accrued restructuring costs and other special charges	1,047	—

	$4,054	$3,773

    Accumulated amortization on equipment under capital lease totaled approximately $2,065,000 and $1,035,000 as of July 31, 2001 and 2000, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

F–12

Note 3—Financial Instruments

    The following is a summary of available-for-sale debt and marketable equity securities (in thousands):

		Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
July 31, 2001
U.S. treasury securities	$3,010	$6		$—	$3,016
Commercial paper, corporate bonds and medium-term notes	62,181	330		(13)	62,498
Municipal bonds	21,852	16		—	21,868

Total debt securities	$87,043	$352		$(13)	$87,382
U.S. marketable equity securities	1,831	—		—	1,831

	$88,874	$352		$(13)	$89,213

Amounts included in cash and cash equivalents	$7,929	$—	$		$7,929
Amounts included in short-term investments	80,945	352		(13)	81,284

	$88,874	$352		$(13)	$89,213

July 31, 2000
U.S. treasury securities	$3,036	$—		$(7)	$3,029
Commercial paper, corporate bonds and medium-term notes	63,281	—		(253)	63,028
Municipal bonds	15,188	—		(13)	15,175

Total debt securities	$81,505	$—		$(273)	$81,232

Amounts included in cash and cash equivalents	$7,634	$—		$(11)	$7,623
Amounts included in short-term investments	73,871	—		(262)	73,609

	$81,505	$—		$(273)	$81,232

    Maturities of debt securities at market value at July 31, 2001 are as follows (in thousands):

Mature in one year or less	$46,895
Mature after one year through five years	17,402
Mature after five years	23,085

$87,382

Note 4—Stockholders' Equity

    Common Stock.  In February 2000, the Company completed its initial public offering ("IPO"), which resulted in the sale by the Company of 8,050,000 shares of common stock at $17.00 per share. The Company's net proceeds from the IPO, after deducting underwriting discounts and offering expenses, were approximately $125.9 million.

F–13

    Warrants.  In July 1999, the Company entered into an agreement with a business partner whereby the Company agreed to issue warrants for the purchase of common stock contingent upon the attainment of performance milestones.This agreement provides for the issuance of warrants exercisable for up to 275,000 shares of common stock, contingent upon the attainment of performance milestones and expires in July 2002. The exercise price for these warrants shall be determined as of the date when a specific milestone is achieved and shall be equal to the price per share received by the Company in the most recent private equity financing round of the Company or, following an IPO, the average trading price of the Company's common stock over the five trading days immediately prior to the date of issuance of these warrants. Upon issuance of the warrants, any difference between the fair value and the exercise price at the date of achievement of the performance milestone will be recorded as an expense. At July 31, 2001, no performance milestones under this agreement had been met or determined to be probable and, accordingly, no warrants have been issued or related expense recorded.

    Redeemable convertible preferred stock.  The Company had issued and outstanding 12,519,000 shares of Series A–F redeemable convertible preferred stock and warrants, all of which converted into shares of the Company's common stock as of the date of the Company's initial public offering in February 2000. These shares were redeemable at a redemption premium per annum from the date of issuance of these shares, plus all declared but unpaid dividends. The redemption premium was charged to the statements of operations as accretion on redeemable convertible preferred stock.

Note 5—Employee Benefit Plans

Retirement Plan

    The Company has a qualified 401(k) plan (the Plan) available to all employees who meet the Plan's eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Plan up to a statutory maximum amount. The Company may make matching contributions to the Plan on a discretionary basis. The Company did not make any contributions to the Plan in fiscal 2001, 2000 or 1999.

Option Plans

    1995 Stock Option Plan.  In October 1995, the Company's Board of Directors approved the 1995 Stock Option Plan (1995 Plan) and reserved 1,000,000 shares of common stock for issuance under the Plan. In fiscal 1996, an additional 1,000,000 shares of common stock were approved by the Board of Directors and reserved for issuance under the 1995 Plan. The Board of Directors elected to reduce the number of shares of common stock reserved under the 1995 Plan and 296,448 and 28,281 shares were retired from the 1995 Plan in fiscal 1998 and 1999, respectively. The 1995 Plan provides for stock options to be granted to employees, consultants, officers, and directors. Options may be granted at an exercise price not less than 100% of the estimated fair market value, as determined by the Company's Board of Directors, for incentive stock options, and 85% of the estimated fair market value at the date of grant for nonqualified stock options. All options are granted at the discretion of the Company's Board of Directors and have a term not greater than ten years from the date of grant. Options issued generally vest ratably over four years (25% one year after the grant date and at a rate of 1/48 per month thereafter). As of July 31, 2001, 1,688,442 shares were available for grant under the 1995 Plan.

    1996 Incentive Stock Option Plan.  In November 1996, the Company's Board of Directors approved the 1996 Incentive Stock Option Plan (1996 Plan), which is effective for a term of ten years. The Board of Directors reserved 809,132 shares of common stock for issuance under the 1996 Plan at that time. During fiscal 1998 and 1999, additional shares of common stock of 2,482,185 and 600,000, respectively, were

F–14

approved by the Board of Directors and reserved for issuance under the 1996 Plan. Options may be granted at an exercise price not less than 100% of the estimated fair market value, as determined by the Company's Board of Directors, for incentive stock options, and 85% of the estimated fair market value at the date of grant for nonqualified stock options. All options are granted at the discretion of the Company's Board of Directors and have a term not greater than ten years from the date of grant. Options issued generally vest ratably over four years (25% one year after the grant date and at a rate of 1/48 per month thereafter). As of July 31, 2001, 844,392 shares were available for grant under the 1996 Plan.

    2000 Equity Participation Plan.  In December 2000, the Company's Board of Directors approved the 2000 Equity Participation Plan (2000 Plan), which is effective for a term of ten years. The 2000 Plan is a successor equity plan to the Company's 1996 Incentive Stock Option Plan. As a result, shares that become available for issuance as a result of stock options expiring or becoming exercisable under the 1996 Plan may be issued under the 2000 Plan. As of July 31, 2001, there were outstanding under the 1996 Plan stock options to purchase an aggregate of 211,350 shares which, if expire or become unexercisable, may be issued under the 2000 Plan. Options may be granted at an exercise price not less than 100% of the estimated fair market value, as determined by the Company's Board of Directors, for incentive stock options, and 85% of the estimated fair market value at the date of grant for nonqualified stock options. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any incentive stock option granted must be at least equal 110% of the fair market value on the grant date and the term must not exceed five years. All options are granted at the discretion of the Company's Board of Directors and have a term not greater than ten years from the date of grant. Options issued generally vest ratably over four years (25% one year after the grant date and at a rate of 1/48 per month thereafter), however the Plan does allow for different vesting terms and therefore some options granted by the Company have deviated from the four year vesting term that is generally used by the Company. In addition, the 2000 Plan provides that, in the event of a merger of the Company with or into another corporation, the administrator will have the authority, but not the obligation to accelerate the vesting of each outstanding option and other award, except that options issued to non-employee directors will vest in full upon the closing of a merger transaction. As of July 31, 2001, 897,537 shares were available for grant under the 2000 Plan.

    NetCreate Employee Stock Option Plan.  In October 2000, in conjunction with the Company's acquisition of NetCreate Systems, Inc., the Company assumed 90,513 options under the NetCreate Employee Stock Option Plan (NetCreate Plan.) The NetCreate Plan provided for stock options to be granted to employees, officers, and directors at an exercise price not less than 100% of the estimated fair market value for incentive stock options, and 85% of the estimated fair market value at the date of grant for nonqualified stock options. All options have a term not greater than ten years from the date of grant. Options issued generally vest ratably over five years (20% one year after the grant date and at a rate of 20% per year thereafter).

F–15

    The following is a summary of activity for all stock option plans for the three years ended July 31, 2001:

	Options outstanding	Weighted- average exercise price
Balances as of July 31, 1998	2,872,637	$0.11
Options granted at fair value	349,000	0.15
Options granted below fair value	822,500	0.42
Options exercised	(1,527,586)	0.13
Options canceled	(452,551)	0.10

Balances as of July 31, 1999	2,064,000	0.22
Options granted at fair value	1,644,500	14.12
Options granted below fair value	338,250	3.72
Options exercised	(1,655,317)	0.42
Options canceled	(179,596)	4.10

Balances as of July 31, 2000	2,211,837	10.63
Options granted at fair value	2,586,025	2.98
Options assumed	90,513	6.81
Options exercised	(194,392)	0.32
Options canceled	(2,071,063)	9.37

Balances as of July 31, 2001	2,622,920	$4.72

    There were 273,531 and 870,493 options exercisable as of July 31, 2001 and 2000, respectively. The weighted-average fair value of employee stock options granted at fair value during fiscal 2001, 2000 and 1999 was $2.36, $11.73 and $0.03, respectively. The weighted average fair value of employee stock options granted below fair value during fiscal 2000 and 1999 was $4.10 and $1.51, respectively. The fair value of employee options granted was estimated on the date of grant using the Black-Scholes option-pricing model.

    Several of the Company's stock option plans allow for the issuance of stock options, which may be exercised by full recourse note or by cash to purchase common stock at any time subsequent to issuance. These shares of common stock may be subject to vesting. The Company has the right to repurchase all unvested shares at the original exercise price in the event of employee termination. The number of shares subject to the repurchase right decreases as the shares vest under the original option terms, generally four years. As of July 31, 2001, there were 40,000 shares subject to repurchase at prices ranging from $0.10 to $5.00, with a weighted-average repurchase price of $0.68 per share.

F–16

    The following table summarizes information about stock options under the plans as of July 31, 2001:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares	Weighted- average remaining life (in years)	Weighted- average exercise price	Number of shares	Weighted- average exercise price
$0.10—0.75	55,846	7.3	$0.34	29,842	$0.24
$1.37—2.00	1,275,583	9.7	1.63	59,215	1.65
$2.38—5.00	731,520	9.3	2.94	26,581	3.82
$6.82—10.13	103,654	8.5	8.29	31,298	8.26
$10.88—17.00	355,890	8.0	12.86	98,471	13.77
$18.88—24.19	80,927	8.8	22.62	21,490	23.12
$32.13—56.63	19,500	8.6	44.22	6,634	43.98

	2,622,920	9.2	$4.72	273,531	$9.54

Employee Stock Purchase Plan

    In December 1999, the Company's Board of Directors adopted the Vicinity Corporation 2000 Employee Stock Purchase Plan ("2000 ESPP"). A total of 800,000 shares of common stock may be sold under the 2000 ESPP. The 2000 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of the participant's base compensation. Base compensation is defined as the participant's total compensation that he or she receives on each payday as compensation for services to the Company. The purchase plan, which is intended to qualify under Section 423 of the Internal Revenue Code, contains consecutive offer periods that are generally 12 months in duration. The offer periods start on March 1 and end on the last day of February of each year. Each offer period is comprised of two consecutive six-month purchase periods. The price of Common Stock purchased under the 2000 ESPP is 85% of the lesser of the fair market value of the Common Stock (1) the first day of the purchase period or (2) the last day of the purchase period in which an eligible employee participates. As of July 31, 2001 and 2000, approximately 231,000 and no shares, respectively, had been issued under the 2000 ESPP.

Stock-Based Compensation

    The Company uses the intrinsic-value method in accounting for its stock-based compensation arrangements with employees. Stock- based compensation expense is recognized for employee stock option grants in those instances in which the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. The Company recorded deferred stock-based compensation expense before taxes of $185,000, $1,133,000 and $1,211,000 during the years ended July 31, 2001, 2000 and 1999, respectively. Compensation expense is amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28. Approximately $490,000, $1,017,000 and $167,000 of stock-based compensation expense was recognized in the years ended July 31, 2001, 2000 and 1999, respectively.

    The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option-pricing model. The following weighted-average assumptions were used in these calculations: (i) Option Plans—a risk-free interest rate of 4.7%, 6.4% and 5.2% for the years ended July 31, 2001, 2000 and 1999, respectively; an expected life of 3.25 years, 4 years and 4 years for the years ended July 31, 2001, 2000 and 1999, respectively; dividend yield of 0%; and volatility of 130%, 100% and 0% for the years

F–17

ended July 31, 2001, 2000 and 1999, respectively; (ii) ESPP—a risk-free interest rate of 4.6%, an expected life of six months and volatility of 130% for the years ended July 31, 2001 and 2000.

    Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value method, the Company's net losses for the years ended July 31, 2001, 2000 and 1999 would have been as follows:

	Years Ended July 31,
	2001	2000	1999
Net loss applicable to common stockholders—as reported	$(27,284)	$(16,466)	$(6,553)
Pro forma stock-based compensation expense	(6,897)	(1,067)	(37)

Net loss applicable to common stockholders—pro forma	$(34,181)	$(17,533)	$(6,590)

BASIC AND DILUTED NET LOSS PER SHARE—as reported	$(0.97)	$(1.08)	$(1.67)

BASIC AND DILUTED NET LOSS PER SHARE—pro forma	$(1.21)	$(1.15)	$(1.67)

Note 6—Income Taxes

    The Company incurred no income tax expense for the years ended July 31, 2001, 2000 and 1999. The income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:

	Years Ended July 31,
	2001	2000	1999
	(In thousands)
Computed expected tax (benefit)	$(9,277)	$(5,242)	$(1,875)
Stock-based compensation	116	346	—
Current year net operating losses and temporary differences for which no tax benefit is recognized	9,668	4,865	1,863
Other	(507)	31	12

	$—	$—	$—

    The effects of temporary differences that give rise to significant portions of deferred tax assets as of July 31 are as follows:

	July 31,
	2001	2000
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards and credits	$15,498	$8,310
Deferred revenue	3,042	3,264
Accruals and reserves	2,054	1,235
Other	187	—

Total gross deferred tax assets before valuation allowance	20,781	12,809
Valuation allowance	(20,781)	(12,809)

	$—	$—

F–18

    As of July 31, 2001, the Company has available net operating losses for federal and state income tax purposes of $39,926,000 and $23,961,000, respectively. The federal net operating loss carryforward will expire, if not utilized, in the years 2011 through 2021. The California net operating loss carryforwards will expire, if not utilized, in the years 2004 through 2006. The Company has research credit carryforwards for federal income tax purposes of $525,000, which, if not utilized, will expire beginning in the year 2012. The Company has a valuation allowance for the full amount of the deferred tax assets as of July 31, 2001 and 2000, as management does not believe it is more likely than not that the value of the assets is recoverable.

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

Note 7—Restructuring Costs and Other Special Charges

    During the year ended July 31, 2001, the Company recorded restructuring costs and other special charges of $4.4 million, including restructuring costs of $2.8 million and other special charges of $1.6 million.

    In November 2000, the Company approved a plan to restructure certain of its operations in order to reduce expenses. In connection with this restructuring, the Company reduced its worldwide headcount by approximately 15% and approved the closure of the Company's German sales facility. Expenses associated with this restructuring plan were approximately $0.6 million. Essentially all of this restructuring charge was severance and benefits, which represented the reduction of approximately 30 employees from a variety of functional areas, including substantially all of our German sales employees. Facility closure and other expenses recorded were less than $0.1 million. In addition, during the three months ended January 31, 2001, the Company recorded $0.5 million of severance-related special charges in conjunction with the departure of four senior executives, including $0.3 million of stock-based compensation.

    In February and April 2001, the Company approved plans to further restructure certain of its operations in order to reduce expenses. In connection with these restructurings, the Company reduced its worldwide headcount by approximately 35%, significantly reduced the size of its sales force in France and announced a plan to shut down its San Diego operations, which consisted mainly of Web developers acquired as a result of the Company's purchase of NetCreate Systems, Inc. ("NetCreate") in October 2000. Expenses associated with this restructuring plan were approximately $2.2 million, of which approximately $1.3 million was for severance and employment related costs and $0.9 million was for the closure of facilities and equipment costs associated with the termination of employees. In addition, during the three months ended April 30, 2001, the Company recorded approximately in $1.1 million in other special charges, including approximately $0.8 million in expenses related to the write-off of goodwill, developed product technology and the assembled workforce related to the NetCreate acquisition, reflecting the Company's de-emphasis on providing custom Web development services going forward, and approximately $0.3 million in expenses for the write-off of software and other similar costs related to the downsizing of the Company's operations.

F–19

    The following analysis sets forth the significant components of total restructuring costs and other special charges recorded by the Company during fiscal 2001 (in thousands):

	Restructuring costs and other special charges	Payments/ Charges	Accrual balance at July 31, 2001
Severance and employment costs	$2,528	$(2,271)	$257
Facility and equipment costs	1,118	(328)	790
Impairment of intangible assets	754	(754)	—

	$4,400	$(3,353)	$1,047

    It is anticipated that most of the payments related to the remaining $0.3 million accrued for severance and employment costs will be made by October 31, 2001, with the exception of payments to one employee whose severance period runs through December 2001. Payments on the remaining facility costs of $0.8 million extend through approximately July 2003.

Note 8—Business Combination

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

Stock and stock options, net of issuance costs	$5,169
Cash	250
Direct acquisition costs	253

Total	$5,672

    The purchase price was allocated as follows:

Tangible liabilities acquired	$(262)
Capitalized software	66
Deferred stock-based compensation	185
Intangible assets acquired:
Goodwill	4,313
Developed product technology	990
Assembled workforce	380

Total	$5,672

    Through July 31, 2001, the Company began to amortize Goodwill over its estimated life of five years. However, if the Company chooses to adopt Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets in fiscal 2002, the Company may cease to amortize goodwill (See

F–20

Note 12—Recent Accounting Pronouncements.) Capitalized software and developed product technology are intangible assets, which will be amortized over their estimated lives of three years. As discussed in Note 7, during the year ended July 31, 2001, the Company wrote off approximately $0.8 million of goodwill, developed product technology and assembled workforce related to the NetCreate acquisition, reflecting the Company's de-emphasis on providing custom Web development services. Pro forma comparative combined financial information has not been shown, as the results of NetCreate are not significant.

Note 9—Technology Purchase

    In September 2000, the Company entered into a Technology Purchase Agreement (the "BeeLine Agreement") with BeeLine LLC ("BeeLine"), under which the Company agreed to pay up to $2.7 million dollars during fiscal 2001 to purchase technology and related consulting services from BeeLine. In addition, the BeeLine Agreement specifies an additional payment of $0.3 million to BeeLine upon the filing of a patent application related to the purchased BeeLine technology. The technology was purchased for internal use.

    As of July 31, 2001, $3.0 million of costs had been incurred under the BeeLine Agreement and capitalized as an intangible asset. The Company is amortizing such costs over the estimated economic life of the services into which such technology is incorporated, generally three years, beginning in March 2001, the date on which such services were made available to customers. For the year ended July 31, 2001, the Company recorded $0.4 million of amortization expense related to such costs.

Note 10—Commitments

    Leases.  The Company leases equipment and its facilities under non-cancelable operating and capital leases with expiration dates through 2008. Future minimum lease payments under the Company's non-cancelable operating and capital leases as of July 31, 2001 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending July 31,
2002	$231	$1,864
2003	—	1,945
2004	—	1,879
2005	—	1,905
2006	—	1,816
thereafter	—	4,090

Total minimum lease payments	231	$13,499

Less: amount representing interest	(4)

Present value of minimum lease payments	227

    Rental expense amounted to approximately $2,105,000, $1,616,000 and $1,142,000 for the years ended July 31, 2001, 2000 and 1999, respectively. Rental expense of approximately $0, $47,000 and $142,000 was paid to a related company for the years ended July 31, 2001, 2000 and 1999, respectively.

    During fiscal 2001, the Company entered into a sublease agreement for approximately 50% of the rentable square footage of its headquarters facility. The future minimum rentals to be received under this agreement total approximately $1.5 million and $1.0 million for the years ending July 31, 2002 and 2003, respectively.

F–21

    License Fees.  The Company has entered into agreements with several content providers. Some of these agreements call for fixed annual payments. Other agreements contain fixed annual minimum payments as well as variable components that require additional payments if certain content usage thresholds are exceeded by the Company. As of July 31, 2001, the terms of such agreements include the following future minimum license fees (in thousands):

2002	$987
2003	585
2004	100

$1,672

Note 11—Segment Information

    The Company's chief operating decision maker (CODM) is considered to be the Company's Chief Executive Officer or, in the event that the Company's Chief Executive Officer position is vacant, the Company's Chairman of the Board of Directors will act as CODM. The CODM evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements. Therefore, the Company operates in a single segment.

    Revenue information by geographic area is summarized below for the years ended July 31, 2001, 2000 and 1999:

	Years Ended July 31,
	2001	2000	1999
	(In thousands)
North America	$16,860	$13,888	$6,424
Europe	3,134	1,302	—

	$19,994	$15,190	$6,424

    The Company makes allocations of revenue to geographic areas depending on the location of the country where the order is placed or the service is delivered. For the years ended July 31, 2001 and 2000, no customer accounted for 10% or more of the Company's revenues. For the year ended July 31, 1999, one customer accounted for 11% of the Company's revenues.

    Essentially all of the Company's long-lived assets are located in the United States.

Note 12—Recent Accounting Pronouncements

    In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The Company has not yet evaluated the effects of these changes on its consolidated financial statements.

    In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company will be required to implement SFAS 142 as of the beginning of its fiscal year 2003, however the

F–22

Company may opt to implement it as of the beginning of its fiscal year 2002. The Company has not yet evaluated the effects of these changes on its consolidated financial statements.

    In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 applies to all long-lived assets (including discontinued operations). SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 will be effective for the Company in fiscal 2003. The Company has not yet determined the exact impact this standard will have on its results of operations and financial position.

Note 13—Litigation

    The Company and certain of its former officers and directors have been named as defendants in four lawsuits filed in the United States District Court for the Southern District of New York. These lawsuits are purportedly being brought as class actions on behalf of individuals who purchased shares of the Company's common stock between February 9, 2000 and December 6, 2000 in connection with and traceable to the Company's initial public offering, although no class has been certified. These lawsuits allege that the Company, certain of its former officers and directors, and its securities underwriters violated various sections of the Securities Act of 1933 and the Securities Exchange Act of 1934, and related rules, by reason of alleged false statements and omissions relating to underwriting discounts and market stabilization transactions. The plaintiffs seek unquantified actual damages, recissionary damages and other relief to compensate losses allegedly incurred by purchasers of the Company's common stock in connection with the Company's initial public offering.

    These lawsuits are a small part of a large number of such actions brought against numerous securities underwriters and issuers of securities that appear to be related to an investigation currently being conducted by the United States Securities and Exchange Commission of the conduct of certain securities underwriters. These lawsuits, including the four brought against the Company, have been transferred to a consolidated docket for coordination and decision of pre-trial motions, discovery and related matters other than trial.

    At present, discovery has not commenced and the Company has not responded to any of the complaints. The Company believes that the claims against the Company and certain of its former officers and directors are without merit and the Company intends to vigorously defend against them.

    The Company has received correspondence from Murex Licensing Corporation asserting that the Company's services formerly known as Web, Telephone and Wireless Business Finder and the Company's MapBlast! Web site infringe various claims of patents owned by Murex Securities, Ltd. The Company believes that the patent infringement claims asserted in the correspondence from Murex are without merit, and it intends to defend against them vigorously should Murex assert them against the Company in litigation. Murex has also asserted that it expects additional patents, including patent claims allegedly covering the Company's services, to be issued to Murex in the future. The Company is unable at this time to evaluate the merits of any patent infringement claims Murex may assert against the Company in the future based on patent claims which have not yet issued, or which otherwise have not been brought to the Company's attention. Notwithstanding the existence of meritorious defenses, any litigation over the scope and application of patents or similar intellectual property claims could involve significant costs of defense

F–23

and would involve risks and uncertainties, particularly in light of the fact that the products and technologies described above are material to the Company's business.

Note 14—Related Party Transactions

    During the years ended July 31, 2001 and 2000, the Company recognized license and hosting revenue of $97,100 and $62,500 related to a contract with a related party.

    The Company paid approximately $40,000 and $49,000 during the years ended July 31, 2000 and 1999, respectively, to a related party for data center services. In addition, as of July 31, 1998, the Company had a noninterest bearing payable to the same related party for $163,686, relating to the lease of computer equipment that was paid during fiscal 1999.

Note 15—Quarterly Results of Operations (Unaudited)

	Fiscal Year Ended July 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Revenues	$5,430	$5,060	$4,858	$4,646
Operating expenses	$9,302	$10,520	$11,202	$6,523
Loss from operations	$(7,102)	$(8,988)	$(9,690)	$(4,348)
Net loss	$(5,184)	$(7,311)	$(8,336)	$(6,453)
Net loss applicable to common stockholders	$(5,184)	$(7,311)	$(8,336)	$(6,453)
Basic and diluted net loss per share	$(0.19)	$(0.26)	$(0.29)	$(0.23)
Weighted average shares used in basic and diluted net loss per share calculation	27,311	28,100	28,279	28,533
	Fiscal Year Ended July 31, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Revenues	$2,531	$3,318	$4,340	$5,001
Operating expenses	$3,847	$4,902	$7,814	$8,644
Loss from operations	$(2,927)	$(3,627)	$(6,022)	$(6,507)
Net loss	$(2,872)	$(3,575)	$(4,454)	$(4,515)
Net loss applicable to common stockholders	$(3,374)	$(4,078)	$(4,499)	$(4,515)
Basic and diluted net loss per share	$(0.71)	$(0.79)	$(0.18)	$(0.17)
Weighted average shares used in basic and diluted net loss per share calculation	4,745	5,139	24,742	26,908

Note 16—Subsequent Events

    On September 18, 2001, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $5.0 million. As of October 22, 2001, the Company had repurchased for retirement approximately 1,500,000 shares of its common stock for approximately $2.2 million.

F–24

VICINITY CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Write-Offs	Balance at End of Year
	(In thousands)
Year ended July 31, 1999:
Allowance for doubtful accounts	$—	$80	$—	$80

Year ended July 31, 2000:
Allowance for doubtful accounts	$80	$54	$—	$134

Year ended July 31, 2001:
Allowance for doubtful accounts	$134	$350	$187	$299

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
VICINITY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
VICINITY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
VICINITY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
VICINITY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
VICINITY CORPORATION SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS