Form 10-Q
period 2001-10-31
VICINITY CORP
filed 2001-12-14
CIK 1029784

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2001

Commission file number 000-29365

VICINITY CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	77-0414631 (IRS Employer Identification No.)
370 San Aleso Avenue Sunnyvale, California 94085 (Address of principal executive offices)

(Registrant's telephone number, including area code): (408) 543-3000

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes  / / No

    The number of shares of issuer's Common Stock, par value $0.001 per share, of Vicinity Corporation outstanding as of November 30, 2001 was 26,820,000.

Certain Defined Terms

    Unless the context otherwise requires, references herein to "we," "us," "our company," "the Company" or "Vicinity" are to Vicinity Corporation, a Delaware corporation. References in this Quarterly Report to fiscal years refer to the fiscal year of our company ended on July 31 of that year. We were incorporated as a California corporation in October 1995 and reincorporated as a Delaware corporation in January 2000. "Vicinity," "MapBlast!," "GeoSearch," "Powered by Vicinity," "Vicinity Telephone Business Finder," and "Vicinity Wireless Business Finder" are registered marks of our company. Each trademark, trade name or service mark of any other company appearing in this Quarterly Report belongs to its holder.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

VICINITY CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended October 31,
	2001	2000
REVENUES
License and hosting fees	$3,895	$4,030
Service and transaction fees	823	1,400

	4,718	5,430
COST OF REVENUES(1)	2,472	3,230

Gross profit	2,246	2,200

OPERATING EXPENSES
Product development(1)	1,681	1,417
Sales and marketing(1)	2,982	5,312
General and administrative(1)	1,188	2,372
Stock-based compensation	28	201

	5,879	9,302

LOSS FROM OPERATIONS	(3,633)	(7,102)
Other income, net	1,038	1,918

NET LOSS	$(2,595)	$(5,184)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.09)	$(0.19)

WEIGHTED AVERAGE SHARES USED IN BASIC AND DILUTED NET LOSS PER SHARE CALCULATION	28,253	27,311

(1)
Excludes stock-based compensation of:
Cost of revenues	$4	$9
Product development	16	21
Sales and marketing	6	99
General and administrative	2	72

	$28	$201

See Notes to Unaudited Condensed Consolidated Financial Statements.

VICINITY CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2001	July 31, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,639	$12,439
Short-term investments	79,367	81,284
Accounts receivable, net	3,507	2,893
Prepaid expenses and other current assets	975	1,010

Total current assets	93,488	97,626
PROPERTY AND EQUIPMENT, net	8,297	9,229
INTANGIBLE ASSETS, net	6,074	6,610
OTHER ASSETS	317	317

Total Assets	$108,176	$113,782

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	981	845
Accrued liabilities	2,851	4,054
Deferred revenue	7,750	7,638
Capital lease obligations, current portion	82	227

Total current liabilities	11,664	12,764
OTHER LIABILITIES	420	420

Total liabilities	12,084	13,184
STOCKHOLDERS' EQUITY
Common stock	27	29
Additional paid-in capital	156,243	158,364
Deferred stock-based compensation	(235)	(263)
Notes receivable from stockholders	(39)	(39)
Accumulated other comprehensive income	523	339
Accumulated deficit	(60,427)	(57,832)

Total stockholders' equity	96,092	100,598

Total Liabilities and Stockholders' Equity	$108,176	$113,782

See Notes to Unaudited Condensed Consolidated Financial Statements.

VICINITY CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended October 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,595)	$(5,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,613	838
Provision for doubtful accounts	70	110
Stock-based compensation	28	201
Changes in operating assets and liabilities:
Accounts receivable	(822)	(1,805)
Prepaid expenses and other current assets	35	606
Accounts payable	136	1,271
Accrued liabilities	(1,191)	(1,495)
Deferred revenue	250	782

Net cash used in operating activities	(2,476)	(4,676)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments of excess cash:
Purchases of available-for-sale securities	(35,821)	(16,520)
Sales and maturities of available-for-sale securities	37,922	6,975
Purchases of property and equipment	(157)	(2,530)
Purchase of technology	—	(900)
Purchase of NetCreate	—	(250)
Other	—	8

Net cash provided by (used in) investing activities	1,944	(13,217)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	104	833
Repurchase of unvested common stock	(2,227)	—
Principal payments on capital leases	(145)	(282)

Net cash provided by (used in) financing activities	(2,268)	551

Decrease in cash	(2,800)	(17,342)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,439	48,195

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,639	$30,853

See Notes to Unaudited Condensed Consolidated Financial Statements.

VICINITY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—PRESENTATION OF INTERIM FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, all significant adjustments that are normal, recurring in nature and necessary for a fair presentation of the financial position and results of the operations of the Company have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year. Certain previously reported amounts have been reclassified to conform to the current presentation format. The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended July 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations. SFAS 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The Company adopted the provisions of SFAS 141 on July 1, 2001.

    In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company will be required to implement SFAS 142 as of the beginning of its fiscal year 2003. The Company has not yet evaluated the effect this standard will have on its consolidated financial statements.

    In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 applies to all long-lived assets (including discontinued operations). SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 will be effective for the Company in fiscal 2003. The Company has not yet evaluated the effects this standard will have on its consolidated financial statements.

NOTE 3—NET LOSS PER SHARE

    Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common and, when dilutive, potential common equivalent shares outstanding during the period. Common equivalent shares include the effect of outstanding stock options and common stock subject to repurchase. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would be anti-dilutive.

    Diluted net loss per share does not include the effect of the following anti-dilutive common equivalent shares (in thousands):

	Three Months Ended October 31,
	2001	2000
Stock options	2,517	2,327
Shares of common stock subject to repurchase	—	789

	2,517	3,116

The weighted-average exercise price of stock options outstanding was $4.52 and $10.94 as of October 31, 2001 and 2000, respectively. The weighted-average exercise price of shares of common stock subject to repurchase was $0.25 as of October 31, 2000.

NOTE 4—COMPREHENSIVE LOSS

    The following table sets forth the calculation of comprehensive loss (in thousands):

	Three Months Ended October 31,
	2001	2000
Net loss	$(2,595)	$(5,184)
Unrealized gain on available-for-sale securities	184	243

Comprehensive loss	$(2,411)	$(4,941)

NOTE 5—SEGMENT INFORMATION

    The Company's chief operating decision maker, or CODM, is considered to be the Company's Chief Executive Officer or, in the event that the Company's Chief Executive Officer position is vacant, the Company's Chairman of the Board of Directors will act as CODM. The CODM evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements. Therefore, the Company operates in a single segment.

    Revenue information by geographic area is summarized below for the three month periods ended October 31, 2001 and 2000 (in thousands):

	Three Months Ended October 31,
	2001	2000
North America	$4,058	$4,758
Europe	660	672

Total Revenue	$4,718	$5,430

    For the three months ended October 31, 2001 and 2000, no customer accounted for 10% or more of the Company's revenues.

    Essentially all of the Company's long-lived assets are located in the United States.

NOTE 6—LITIGATION

    The Company and certain of its former officers and directors have been named as defendants in four lawsuits filed in the United States District Court for the Southern District of New York, which have been consolidated into the case MBH Inc., v. Vicinity Corporation, et al. No lead plaintiff has been named. This lawsuit is purportedly being brought as a class action on behalf of individuals who purchased shares of the Company's common stock between February 9, 2000 and December 6, 2000 in connection with and traceable to the Company's initial public offering, although no class has been certified. This lawsuit alleges that the Company, certain of its former officers and directors, and its securities underwriters violated various sections of the Securities Act of 1933 and the Securities Exchange Act of 1934, and related rules, by reason of alleged false statements and omissions relating to underwriting discounts and market stabilization transactions. The plaintiffs seek unquantified actual damages, recissionary damages and other relief to compensate losses allegedly incurred by purchasers of the Company's common stock in connection with the Company's initial public offering.

    This lawsuit is a small part of a large number of such actions brought against numerous securities underwriters and issuers of securities that appear to be related to an investigation currently being conducted by the United States Securities and Exchange Commission of the conduct of certain securities underwriters. These lawsuits, including the consolidated action brought against the Company, have been transferred to a consolidated docket for coordination and decision of pre-trial motions, discovery and related matters other than trial. Certain underwriter defendants have brought a motion to recuse the judge charged with managing the consolidated docket. The judge has denied the motion and indicated she will refrain from making any substantive rulings pending the Second Circuit Court's consideration of a petition for a writ of mandamus ordering the recusal.

    At present, discovery has not commenced and the Company has not responded to any of the complaints in the consolidated action. We believe that the claims against the Company and certain of its former officers and directors are without merit and the Company intends to vigorously defend against them.

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

    In November 2000, the Company approved a plan to restructure certain of its operations in order to reduce expenses. In connection with this restructuring, the Company reduced its worldwide headcount by approximately 15% and approved the closure of the Company's German sales facility. Expenses associated with this restructuring plan were approximately $0.6 million. Essentially all of this restructuring charge was for severance and benefits related costs, which represented the reduction of approximately 30 employees from a variety of functional areas, including substantially all of our German sales employees. Facility closure and other expenses recorded were less than $0.1 million. In addition, during the three months ended January 31, 2001, the Company recorded $0.5 million of severance-related special charges in conjunction with the departure of four senior executives, including $0.3 million of stock-based compensation.

    In February and April 2001, the Company approved plans to further restructure certain of its operations in order to reduce expenses. In connection with these restructurings, the Company reduced its worldwide headcount by approximately 35%, significantly reduced the size of its sales force in France and announced a plan to shut down its San Diego operations, which consisted mainly of Web developers hired in connection with the Company's purchase of NetCreate Systems, Inc., or NetCreate, in October 2000. Expenses associated with this restructuring plan were approximately $2.2 million, of which approximately $1.3 million was for severance and employment related costs and $0.9 million was for the closure of facilities and equipment costs associated with the termination of employees. In addition, during the three months ended April 30, 2001, the Company recorded approximately in $1.1 million in other special charges, including approximately $0.8 million in expenses related to the write-off of goodwill, developed product technology and the assembled workforce related to the NetCreate acquisition, reflecting the Company's de-emphasis on providing custom Web development services going forward, and approximately $0.3 million in expenses for the write-off of software and other similar costs related to the downsizing of the Company's operations.

    The following analysis sets forth the significant components of total restructuring costs and other special charges recorded by the Company during fiscal 2001 (in thousands):

	Restructuring costs and other special charges	Payments/ Charges	Accrual Balance at October 31, 2001
Severance and employment costs	$2,528	$(2,467)	$61
Facility and equipment costs	$1,118	$(419)	$699
Impairment of intangible assets	754	(754)	—

	$4,400	$(3,640)	$760

    It is anticipated that most of the payments related to the remaining $61,000 accrued for severance and employment costs will be made by December 31, 2001. Payments on the remaining facility costs of $699,000 extend through approximately July 2003.

NOTE 8—STOCK REPURCHASE PROGRAM

    On September 18, 2001, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $5.0 million. As of December 10, 2001, the Company had repurchased for retirement approximately 1,785,000 shares of its common stock for approximately $2.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion of the financial condition and results of operations of our company should be read in conjunction with our annual report on Form 10-K for the fiscal year ended July 31, 2001, as filed with the Securities and Exchange Commission.

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

    We are an enterprise solution whose customer base includes such well-known companies as Best Western International, CitiBank, FedEx, Ford Motor Company and McDonald's. Our ELS solutions are available across the globe and in multiple languages.

    Company history and evolution.  Our company was formed in October 1995, and our initial revenues were derived from providing maps, driving directions and directory services to regional telephone companies and large portal companies. Historically, we have generated substantially all of our revenues from our product formerly known as Web Business Finder. In February 2000, we completed our initial public offering, or IPO. As a result, we issued 8,050,000 shares of common stock at a price of $17.00 per share and received approximately $125.9 million in cash, net of underwriting discounts and other offering costs. In October 2000, we acquired NetCreate Systems, Inc., or NetCreate, an Internet products and services company that provided tools and services to build or enhance the features and functionality of web sites, in a transaction that was accounted for as a purchase business combination. In September 2000, we purchased technology and related consulting services from BeeLine LLC.

    Recently, we have focused our strategy on our ELS solution and have recently expanded our product offerings to include the Vicinity Location Server. The Vicinity Location Server is a technology platform that captures, manages and transforms data into geo-coded information, such as maps, driving directions and attributes about companies' stores, branches or offices.

    Stock repurchase program.  In September 2001, we announced a stock repurchase program of up to $5.0 million. Under this program, stock repurchases may be made from time to time in the open market, through block trades or otherwise. As of December 10, 2001, we had repurchased approximately 1,785,000 shares for an aggregate purchase price equal to approximately $2.7 million under the stock repurchase program.

Results of Operations

    License and hosting fees revenue.  Revenue from license and hosting fees is recognized ratably over the life of the contracts, which typically have one-year, non-refundable terms.

    For the three months ended October 31, 2001, license and hosting fees revenue remained relatively flat at $3.9 million compared to $4.0 million for the three months ended October 31, 2000.

    Deferred revenue consists of customer payments received and accounts receivable recorded in advance of recognizing revenue for license and hosting services. Deferred revenue as of October 31, 2001 was $7.8 million, compared to $8.5 million as of October 31, 2000, representing a decrease of $0.8 million, or 9%.

    Service and transaction fees revenue.  Revenue from service and transaction fees consists of revenue generated from project-related professional services and, to a lesser degree, from advertising and other transactions. This revenue is recognized as the services are performed.

    For the three months ended October 31, 2001, we recognized $0.8 million of service and transaction fees revenue, a decrease of $0.6 million, or 41%, from $1.4 million for the three months ended October 31, 2000. This decrease in service and transaction fees revenue is primarily attributable to a decrease in demand for, and our decreasing focus on providing, Web development services for our customers.

    Cost of revenues.  Cost of revenues includes salaries and benefits of our operations personnel, the cost of acquiring data and content, leasing and depreciation costs for our computer hosting equipment and Internet connection and data center charges. Cost of revenues decreased $0.8 million, or 24%, to $2.5 million for the three months ended October 31, 2001 compared to $3.2 million for the three months ended October 31, 2000. The decrease in cost of revenues is attributable to a decrease in headcount in the three months ended October 31, 2001 when compared to the three months ended October 31, 2000 and a decrease in content fees paid to our content providers. Gross margin for the three months ended October 31, 2001 was 48%, compared to 41% for the three months ended October 31, 2000. The increase in gross margin for the three months ended October 31, 2001 reflects the impact of cost reduction programs that we implemented during our third and fourth quarters of fiscal 2001. We presently expect gross margin to improve slightly during the remainder of fiscal 2002.

    Product development expense.  Product development expense consists primarily of salaries and benefits, consulting expenses and equipment costs. Product development expense increased $0.3 million, or 19%, to $1.7 million for the three months ended October 31, 2001 from $1.4 million for the three months ended October 31, 2000. The increase in product development expense for the three months ended October 31, 2001 was generally attributable to the amortization of intangible assets related to our acquisition of NetCreate and the BeeLine technology purchase.

    Sales and marketing expense.  Sales and marketing expense consists primarily of salaries, commissions, promotion costs, advertising and travel-related expenses. Sales and marketing expense decreased $2.3 million, or 44%, to $3.0 million for the three months ended October 31, 2001 from $5.3 million for the three months ended October 31, 2000. The decrease in sales and marketing expense for the three months ended October 31, 2001 was primarily attributable to the decrease in sales and marketing personnel and the decreased commission expense associated with the reduction of sales personnel.

    General and administrative expense.  General and administrative expense consists primarily of salaries and related costs for our executive, administrative, finance and human resources personnel as well as accounting, legal and other professional fees. General and administrative expense decreased $1.2 million, or 50%, to $1.2 million for the three months ended October 31, 2001 from $2.4 million for the three months ended October 31, 2000. This decrease was primarily attributable to a significant decrease in personnel and personnel-related costs for the three months ended October 31, 2001 when compared to the three months ended October 31, 2000. In addition, we recorded a recovery of legal expenses of $0.2 million for attorney's fees recovered during the three months ended October 31, 2001 that had been previously incurred in defending against a claim by a former employee.

    Other income, net.  Other income for the three months ended October 31, 2001 and 2000 was comprised of approximately $1.0 million and $1.9 million, respectively, of interest income earned on our cash equivalents and short-term investments.

    Net loss.  We have not achieved profitability on a quarterly or annual basis and expect to continue to incur net losses through at least fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

    Overview.  In February 2000, we completed our IPO and, as a result, issued 8,050,000 shares of common stock at a price of $17.00 per share. We received approximately $125.9 million in cash from our IPO, net of underwriting discounts and other offering costs. We have used a portion of these proceeds, and intend to continue to use these proceeds, to develop new technologies and products and improve our technology infrastructure, and for working capital and other general corporate purposes. Our excess financial resources are invested in interest-bearing securities, primarily government securities, municipal bonds, time deposits, Eurodollar deposits, certificates of deposit with approved financial institutions, commercial paper rated A-1/P-1/F-1, corporate notes and bonds and other money market instruments of similar liquidity and credit quality. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for further information related to our investments.

    Future capital requirements will depend upon many factors, including overall market conditions and the rate of growth of our revenues. We believe that our cash, cash equivalents and short-term investments will be sufficient to satisfy our cash requirements for the next several years at our projected expense and revenue levels.

    Comparative cash flow information.  The following table compares cash, cash equivalents and short-term investments and working capital balances as well as sources and uses of cash as of and for the three months ended October 31, 2001 and 2000 (in millions):

	Three Months Ended October 31,
	2001	2000
Cash, cash equivalents and short-term investments	$89.0	$109.3
Working capital	81.8	101.4
Cash used in operating activities	(2.5)	(4.7)
Cash provided by (used in) investing activities	1.9	(13.2)
Cash provided by (used in) financing activities	(2.3)	0.6

    Cash used in operating activities was $2.5 million for the three months ended October 31, 2001 compared to $4.7 million for the three months ended October 31, 2000. This decrease was primarily as a result of the decrease in our net loss to $2.6 million for the three months ended October 31, 2001 from $5.2 million for the three months ended October 31, 2000, partially offset by non-cash charges for depreciation, amortization and stock-based compensation, and the net change in operating assets and liabilities.

    Cash provided by investing activities was $1.9 million for the three months ended October 31, 2001, which resulted primarily from sales and maturities of available-for-sale securities exceeding purchases of available-for-sale securities during the period.

    Cash used in financing activities was $2.3 million for the three months ended October 31, 2001, which resulted primarily from approximately $2.2 million in cash used to repurchase our common stock pursuant to the stock repurchase program that we announced in September 2001.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Current and potential stockholders should consider carefully each of the following factors in making their investment decisions. These factors should be considered together with the other information included or incorporated by reference in this Quarterly Report.

We have a history of losses and negative cash flows and anticipate continued net losses.

    We have not generated enough revenues to exceed the substantial amounts we have spent to develop our business. We incurred net losses of approximately $2.6 million for the three months ended October 31, 2001, $27.3 million for fiscal 2001, $15.4 million for fiscal 2000 and $5.5 million for fiscal 1999. We expect to continue to experience losses for the immediately foreseeable future. Moreover, we base current and future expense levels on our operating plans and our estimates of future revenues. If our revenues grow at a slower rate than we anticipate, or if our spending exceeds our expectations or cannot be adjusted to reflect such slower revenue growth, we may not generate sufficient revenues to achieve profitability. If we do achieve profitability, we may be unable in the future to sustain or increase profitability on a quarterly or annual basis.

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

    Our quarterly net loss was approximately $2.6 million for the three months ended October 31, 2001, $6.5 million for the three months ended July 31, 2001, $8.3 million for the three months ended April 30, 2001 and $7.3 million for the three months ended January 31, 2001. We presently expect to continue to incur net losses through at least fiscal 2002. However, our quarterly operating results may fluctuate significantly in the future due to a variety of factors. These factors include the following, which are generally outside of our control:

  •
  competition in the markets for our services;

  •
  variation in the demand for our ELS solutions and industry or seasonal trends relating to marketing spending;

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

    The market price of our common stock has fluctuated widely and may continue to do so. For example, during the period following our initial public offering in February 2000 through the period ended November 30, 2001, the trading price of our common stock has ranged from a high of $76.25 per share to a low of $1.19 per share. Many factors could cause the market price of our common stock to rise and fall in the future. Some of these factors include:

  •
  actual or anticipated variations in our operating results;

  •
  announcement of technological innovations;

  •
  conditions or trends in the Internet and ELS solutions industries;

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

If demand for ELS solutions fails to develop or develops more slowly than we expect, we may not generate sufficient revenues to achieve profitability.

    Our future success is highly dependent on an increase in the use of the Internet and wireless platforms as marketing channels including, in particular, the deployment and acceptance of wireless and broadband platforms. If significant demand for ELS solutions fails to develop or develops more slowly than we have planned for, we may not generate sufficient revenues to achieve profitability. The market for ELS solutions is new and rapidly evolving, and it cannot yet be compared with traditional marketing media to gauge its effectiveness. Companies that have historically relied on traditional marketing methods may be reluctant or slow to adopt online or wireless marketing. As a result, demand and market acceptance for Internet and wireless-based marketing solutions cannot yet be determined. Many of our current and potential clients have little or no experience using the Internet or wireless platforms for marketing purposes and may allocate only a limited portion of their marketing budgets to these platforms. Companies that have invested substantial resources in traditional methods of marketing may be reluctant to reallocate those resources to online or wireless marketing. In addition, companies that have invested a significant portion of their marketing budget in online or wireless marketing may decide after a time to return to more traditional methods if they find that online or wireless marketing is a less effective method of promoting their products and services than traditional marketing methods.

We have experienced turnover at our senior management levels, which could harm our business and operations.

    During the second and third quarters of fiscal 2001, several of our senior executive officers resigned. In particular, Emerick M. Woods, our former President and Chief Executive Officer, resigned effective April 23, 2001, Howard A. Bain III, our former Executive Vice President and Chief Financial Officer, resigned effective November 17, 2000, Scott Young, our former Senior Vice President, Products and Strategy and Chief Technology Officer resigned effective February 28, 2001, and Dinesh Wadhawan, our former Senior Vice President, Worldwide Sales, resigned effective January 31, 2001.

    In April 2001, we announced that Norman H. Nie, one of our directors since 1998, would serve as our Executive Chairman while we search for a replacement Chief Executive Officer. In addition, also in April 2001, we announced the addition of Timothy J. McMullen as our Chief Operating Officer and subsequently announced the hiring of Daniel M. Shapero as our new Vice President, Marketing and Stephen D. Ackley as our Vice President, Worldwide Sales. In October 2001, we named Ronald S. Smith as our Chairman of the Board of Directors, replacing Mr. Nie, who continues to serve as one of our directors. In December 2001, we announced that Charles W. Berger would serve as our President and Chief Executive Officer. It is possible that this high turnover at our senior management levels will continue and that other senior executive officers could also resign, creating limited management continuity, recruitment costs and, in some cases, severance costs.

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

    Our current business model is to provide ELS solutions to our business clients. We may not achieve an acceptable level of profitability, or become profitable at all, if our clients' marketing executives do not perceive that the use of our services will improve the effectiveness of their marketing efforts or if they are otherwise unable to generate a significant return on investment from using our services. ELS solutions are relatively new and unproven and may not achieve widespread customer acceptance. To be successful, we must adapt to our rapidly changing market by continually enhancing the technologies used in our services and introducing new technology to address the changing needs of our clients. Under our current pricing structure, clients pay for most of our services through set-up and annual fees. There is a risk that competition with respect to the services we provide will eventually result in very low prices for our services. If we are unable to maintain an adequate pricing structure, we will not generate sufficient revenues to achieve and maintain profitability.

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

    There has been frequent litigation in the high-technology industry regarding intellectual property rights. Like others in our industry, we are from time to time subject to claims regarding the alleged intellectual property rights of third parties. In fiscal 1999, we entered into a settlement agreement and agreed to pay $441,000 for a patent license with respect to an intellectual property rights claim. We have received, and expect in the future to receive, claims of infringement by us with respect to current or future products, trademarks or other proprietary rights. Regardless of the merits, these claims could be time-consuming, result in costly litigation, divert our management's attention, cause product or service release delays, require us to redesign our products or services or require us to enter into costly royalty or licensing agreements.

We have dedicated significant resources toward developing new clients internationally; any success in these efforts may prove not to have been worth the associated expense.

    Our business plan in the recent past has included the expenditure of significant resources internationally. During fiscal 2000, we opened sales offices in France, Germany and the United Kingdom. During fiscal 2001, we announced the closure of our office in Germany and the downsizing of our office in France in order to centralize functions in our United Kingdom office. To date, we have limited experience in marketing our services internationally, and we cannot predict our success in these international markets. In order to generate greater revenues overseas, we intend to continue to enter into relationships with foreign businesses, and we cannot predict whether those relationships will be successful. Our international plans are subject to inherent risks, including:

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

    The number of our employees has fluctuated significantly over the last two fiscal years in response to changing market conditions and the evolution of our business. The number of our employees grew from 106 as of October 31, 1999 to 224 as of October 31, 2000, and then decreased to approximately 134 as of October 31, 2001. This fluctuation has placed a significant strain on our management, systems and resources. We expect that we will need to continue to maintain close coordination among our technical, finance, sales and marketing groups in order to successfully manage such fluctuations in personnel.

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

    Our company was founded in October 1995, and our initial revenues were derived from providing maps, driving directions and directory services. We have a limited operating history from which you can evaluate our present business and future prospects. As a relatively new entrant to the business of providing ELS solutions for companies on the Internet, wireless and speech platforms, we face risks and uncertainties relating to our ability to implement our business plan successfully. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the Internet. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, financial condition and prospects will be materially adversely affected.

Historically, we have depended on a limited number of services for most of our revenues.

    Historically, we have derived most of our revenues from our products formerly known as Web Business Finder, maps, driving directions and directory services, which collectively represented approximately 74%, 65%, 86% and 91% of our revenue in fiscal 2001, 2000, 1999 and 1998, respectively. Our results of operations would be materially and adversely affected by a reduction in demand or a change in the pricing structure for these services.

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

    We may be unable to compete successfully with current or future competitors. We face competition from many companies, both traditional and online, several of which are affiliated with companies much larger than our company. Increased competition could result in price reductions for our services, reduced gross margins and loss of our market share.

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

    ELS solutions is a rapidly developing industry, and new types of products and services may emerge that are more attractive to consumers and marketers than the types of services we offer. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share.

Without the continued growth in use of the Internet and wireless devices, we may not experience a significant portion of the growth currently anticipated.

    Our future success is substantially dependent upon continued growth and use of the Internet and wireless devices such as cellular telephones. Use of and interest in the Internet and wireless devices may not continue to grow at their current rates. Internet usage may be inhibited for many reasons, including the following:

  •
  the inability of Web sites to provide security and authentication of confidential information contained in transmissions over the Internet; and

  •
  the inability of Web sites to respond to privacy concerns of potential users, including concerns related to the placement by Web sites of information, so-called cookies, on a user's hard drive without the user's knowledge or consent.

    Even if the Internet and wireless services experience significant growth in the number of users and level of use, the Internet and wireless services infrastructures may not be able to support the demands placed upon them by this growth. Our success and the viability of the Internet and wireless services as information media and commercial marketplaces will depend in large part upon the development of robust telecommunications infrastructure for providing Internet access and carrying Internet and wireless traffic. If the use of the Internet and wireless services do not grow adequately, if the necessary telecommunications infrastructure or complementary products are not developed or do not effectively support growth that may occur or if the Internet and wireless services do not become viable information media and commercial marketplaces, we may not experience a significant portion of the growth currently anticipated and the price of our common stock is likely to fall.

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

    The future success of a number of our services is dependent in large part on an increase in the use of the Internet for business transactions with consumers and on the increased use of the Internet by consumers to locate our clients' products. The electronic commerce market is relatively new and rapidly evolving and the extent of consumer acceptance of the Internet cannot yet be determined. If a sufficiently broad base of consumers do not accept the use of the Internet for transacting business or do not use the Internet to locate our clients' products, our business, financial condition and results of operations could be materially and adversely affected.

If we fail to protect our intellectual property rights or face a claim of intellectual property infringement by a third-party, we could lose our intellectual property rights or be liable for significant damages.

    Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, patents, confidentiality procedures and contractual provisions to protect our proprietary rights. Our employees are generally required to execute confidentiality and assignment agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with strategic partners, we generally require that these parties enter into a non-disclosure agreement. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties' respective rights and obligations include provisions for the protection of our intellectual property rights. Our failure to enter into these agreements when appropriate or our inability to enforce our rights under one or more of these agreements could jeopardize our ability to protect our intellectual property. This could materially and adversely affect our business.

    We have registered several service marks in the United States, including "Vicinity," "MapBlast!," "GeoSearch," "Powered by Vicinity," "Vicinity Telephone Business Finder" and "Vicinity Wireless Business Finder." We have applied for registration of a number of additional service marks in the United States and in other countries and will seek to register additional service marks and trademarks, as appropriate. We may be unsuccessful in obtaining the service marks and trademarks for which we have applied. We may not be granted certain patents with respect to our technology, and any patent that is granted may be challenged or invalidated. We may not develop proprietary products or technologies that are patentable, and any issued patent may not provide us with any competitive advantages or withstand challenges by third parties. In addition, the patents of others may adversely affect our ability to conduct our business. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology or duplicate our products or design around patents issued to us or our other intellectual property rights. Our failure to protect our proprietary rights adequately or our competitors' successful duplication of our technology could harm our operating results and cause the price of our common stock to decline.

Privacy concerns may adversely affect our ability to implement our Internet solutions.

    Web sites and Internet advertisement servers typically place a small file commonly known as a "cookie" on a user's hard drive, generally without the user's knowledge or consent. We may introduce services or features that are dependent on the use of cookies to collect, sort and analyze information about Internet users. Most currently available Internet browsers allow users to modify their browser settings to prevent cookies from being stored on their hard drive or to delete cookies at any time. In addition, some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies and the Federal Trade Commission is investigating these issues in response to recent publicity regarding Internet advertising companies. The effectiveness of our future services could be limited by a significant reduction or limitation in the use of cookies. In addition, privacy concerns may cause some Web users to be less likely to visit Web sites that use cookies. If enough Web users choose not to visit sites that use cookies, our ability to sell our services or features that are dependent on the use of cookies would be adversely affected and could require us to alter or adjust our business practices.

Legislation or regulations may be adopted that could affect our ability to generate or use information for profiles and may hinder our ability to conduct business.

    The legal and regulatory environment governing the Internet and the use of information about Internet users is constantly evolving. United States legislators in the past have introduced a number of bills aimed at regulating the collection and use of personal data from Internet users and additional similar bills may be considered during any congressional session. Although we believe no current legislation has had a material adverse effect on our business, it is possible that a bill may be enacted into law that negatively affects our ability to collect and use data about Internet users or that otherwise affects our business. The European Union has adopted a directive addressing data privacy that may result in limitations on the collection and use of specific personal information regarding Internet users. In addition, Germany has imposed laws protecting data that can become personally identifiable through subsequent processing. Other countries may also enact limitations on the use of personal data.

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

    In February 2000, we issued 8,050,000 shares of common stock pursuant to our IPO. These shares are freely tradable with the exception of those shares purchased by our affiliates. We had an aggregate of approximately 26.8 million shares of our common stock outstanding as of November 30, 2001, which includes the shares sold in our IPO. The shares not registered as part of our IPO may be sold only pursuant to a registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act. The market price of our common stock could decline as a result of the sales of a large number of these shares or the perception that sales could occur. In addition, the large number of shares eligible for sale may make it more difficult for us to sell common stock in the future at a time and at a price that we deem appropriate.

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

    Interest rate risk.  The primary objective of our investment activities is to preserve principal and assure sufficient liquidity to meet anticipated needs, while at the same time maximizing the income we receive from our investments within such constraints. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government securities, municipal bonds, time deposits, Eurodollar deposits, certificates of deposit, commercial paper, corporate notes and bonds and other specific money market instruments. We classify our cash equivalents and short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. We classify our cash equivalents and short-term investments as "variable rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. The table below presents the amounts and related weighted interest rates of our investment portfolio at October 31, 2001 (dollars in thousands):

	Average Interest Rate	Cost	Fair Value
		(In thousands)
Cash equivalents:
Fixed rate	2.69%	$1,333	$1,333
Variable rate	2.75	7,249	7,249
Short-term investments:
Fixed rate	3.73	66,377	66,892
Variable rate	4.76	12,463	12,471

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Our company and certain of our former officers and directors have been named as defendants in four lawsuits filed in the United States District Court for the Southern District of New York, which have been consolidated into the case MBH Inc. v. Vicinity Corporation et al. No lead plaintiff has been named. This lawsuit is purportedly being brought as a class action on behalf of individuals who purchased shares of our company's common stock between February 9, 2000 and December 6, 2000 in connection with and traceable to our initial public offering, although no class has been certified. This lawsuit alleges that our company, certain of our former officers and directors, and our securities underwriters violated various sections of the Securities Act of 1933 and the Securities Exchange Act of 1934, and related rules, by reason of alleged false statements and omissions relating to underwriting discounts and market stabilization transactions. The plaintiffs seek unquantified actual damages, recissionary damages and other relief to compensate losses allegedly incurred by purchasers of our common stock in connection with our initial public offering.

    This lawsuit is a small part of a large number of such actions brought against numerous securities underwriters and issuers of securities that appear to be related to an investigation currently being conducted by the United States Securities and Exchange Commission of the conduct of certain securities underwriters. These lawsuits, including the consolidated action brought against our company, have been transferred to a consolidated docket for coordination and decision of pre-trial motions, discovery and related matters other than trial. Certain underwriter defendants have brought a motion to recuse the judge charged with managing the consolidated docket. The judge has denied the motion and indicated she will refrain from making any substantive rulings pending the Second Circuit Court's consideration of a petition for a writ of mandamus ordering the recusal.

    At present, discovery has not commenced and we have not responded to any of the complaints in the consolidated action. We believe that the claims against our company and certain of our former officers and directors are without merit and we intend to vigorously defend against them.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

    On December 10, 2001, we issued a press release announcing that Charles W. Berger had become our President and Chief Executive Officer. In addition, Mr. Berger was elected to fill a vacancy on our Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits. The following exhibits are included as part of this Report:

Exhibit No.	Description of Exhibit
10.42	Amended and Restated Executive Employment Agreement, dated October 24, 2001, by and between Vicinity Corporation and Timothy J. McMullen.
10.43	Amended and Restated Executive Employment Agreement, dated October 24, 2001, by and between Vicinity Corporation and Daniel M. Shapero.
  (b)
  Reports on Form 8-K:

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICINITY CORPORATION Registrant

Dated: December 11, 2001	By:	/s/ TIMOTHY J. MCMULLEN Timothy J. McMullen Senior Vice President and Chief Operating Officer

QuickLinks

TABLE OF CONTENTS
VICINITY CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
VICINITY CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
VICINITY CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
VICINITY CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURES