Form 10-Q
period 2002-01-31
VICINITY CORP
filed 2002-03-13
CIK 1029784

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

Commission file number: 000-29365

VICINITY CORPORATION
(Exact name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	77-0414631 (I.R.S. Employer Identification No.)

370 San Aleso Avenue
Sunnyvale, California 94085
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (408) 543-3000

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        The number of shares of common stock, par value $0.001 per share, of Vicinity Corporation outstanding as of February 28, 2002 was 26,745,000.

Certain Defined Terms

        Unless the context otherwise requires, references herein to "we," "us," "our company," "the Company" or "Vicinity" are to Vicinity Corporation, a Delaware corporation. References in this Quarterly Report to fiscal years refer to the fiscal year of our company ended on July 31 of that year. We were incorporated as a California corporation in October 1995 and reincorporated as a Delaware corporation in January 2000. "Vicinity," "MapBlast!," "GeoSearch," "Powered by Vicinity," "Vicinity Business Finder," "Vicinity Telephone Business Finder," "Vicinity Wireless Business Finder," and "Vicinity Brandfinder" are registered marks of our company. "Vicinity Business Finder LineDrive," "Vicinity Location Server," "Vicinity Web Locator," "Vicinity Wireless Locator," "Vicinity Speech Locator," "Vicinity Data Manager," "VLS," "Vicinity Location Analyzer" and "Power of Location" are marks currently filed by our company at the United States Patent and Trademark Office. Each trademark, trade name or service mark of any other company appearing in this Quarterly Report belongs to its holder.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

VICINITY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2002	2001	2002	2001
REVENUES
License and hosting fees	$3,519	$4,122	$7,414	$8,152
Service and transaction fees	981	938	1,804	2,338

	4,500	5,060	9,218	10,490
COST OF REVENUES(1)	2,268	3,528	4,740	6,758

Gross profit	2,232	1,532	4,478	3,732

OPERATING EXPENSES
Product development(1)	1,222	1,808	2,903	3,225
Sales and marketing(1)	2,983	5,266	5,965	10,578
General and administrative(1)	1,260	2,185	2,448	4,557
Stock-based compensation	19	161	47	362
Impairment of intangible assets	3,752	—	3,752	—
Restructuring and other special charges	(133)	1,100	(133)	1,100

	9,103	10,520	14,982	19,822

LOSS FROM OPERATIONS	(6,871)	(8,988)	(10,504)	(16,090)
Other income, net	834	1,677	1,872	3,595

NET LOSS	$(6,037)	$(7,311)	$(8,632)	$(12,495)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.22)	$(0.26)	$(0.31)	$(0.45)

WEIGHTED AVERAGE SHARES USED IN BASIC AND DILUTED NET LOSS PER SHARE CALCULATIONS	26,915	28,100	27,695	27,718

(1) Excludes stock-based compensation of:
Cost of revenues	$3	$42	$7	$51
Product development	11	15	27	36
Sales and marketing	4	70	10	169
General and administrative	1	34	3	106

	$19	$161	$47	$362

See Notes to Unaudited Condensed Consolidated Financial Statements.

VICINITY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31, 2002	July 31, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,714	$12,439
Short-term investments	84,068	81,284
Accounts receivable, net	3,749	2,893
Prepaid expenses and other current assets	1,068	1,010

Total current assets	91,599	97,626
PROPERTY AND EQUIPMENT, net	7,670	9,229
INTANGIBLE ASSETS, net	2,073	6,610
OTHER ASSETS	344	317

Total Assets	$101,686	$113,782

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	1,287	845
Accrued liabilities	2,652	4,054
Deferred revenue	8,030	7,638
Capital lease obligations, current portion	11	227

Total current liabilities	11,980	12,764
OTHER LIABILITIES	420	420

Total liabilities	12,400	13,184
STOCKHOLDERS' EQUITY
Common stock	27	29
Additional paid-in capital	155,715	158,364
Deferred stock-based compensation	(128)	(263)
Notes receivable from stockholders	(39)	(39)
Accumulated other comprehensive income	175	339
Accumulated deficit	(66,464)	(57,832)

Total stockholders' equity	89,286	100,598

Total Liabilities and Stockholders' Equity	$101,686	$113,782

See Notes to Unaudited Condensed Consolidated Financial Statements.

VICINITY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended January 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,632)	$(12,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,877	2,093
Provision for doubtful accounts	130	140
Stock-based compensation	84	634
Impairment of intangible assets	3,752	—
Restructuring and other special charges (credits)	(133)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,124)	1,027
Prepaid expenses and other current assets	(58)	716
Accounts payable	442	414
Accrued liabilities	(1,513)	(1,789)
Deferred revenue	530	(102)

Net cash used in operating activities	(3,645)	(9,362)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments of excess cash:
Purchases of short-term investments	(58,763)	(33,694)
Sales and maturities of short-term investments	55,815	24,289
Purchases of property and equipment	(290)	(5,828)
Purchase of technology	—	(2,085)
Purchase of NetCreate	—	(250)
Other	(26)	36

Net cash used in investing activities	(3,264)	(17,532)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	112	895
Repurchase of common stock	(2,712)	(198)
Principal payments on capital leases	(216)	(568)

Net cash provided by (used in) financing activities	(2,816)	129

Decrease in cash	(9,592)	(26,765)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,439	48,195

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,714	$21,430

See Notes to Unaudited Condensed Consolidated Financial Statements.

VICINITY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—PRESENTATION OF INTERIM FINANCIAL STATEMENTS

        The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, all significant adjustments that are of a normal, recurring nature and necessary for a fair presentation of the financial position and results of the operations of the Company have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year. Certain previously reported amounts have been reclassified to conform to the current presentation format. The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended July 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

        Diluted net loss per share does not include the effect of the following anti-dilutive common equivalent shares (in thousands):

	Three months ended January 31,		Six months ended January 31,
	2002	2001	2002	2001
Stock options	3,756	2,627	3,756	2,627
Shares of common stock subject to repurchase	—	449	—	449

	3,756	3,076	3,756	3,076

        The weighted-average exercise price of stock options outstanding was $3.29 and $7.64 as of January 31, 2002 and 2001, respectively. The weighted-average exercise price of shares of common stock subject to repurchase was $0.20 as of January 31, 2001. There were no shares of common stock subject to repurchase as of January 31, 2002.

NOTE 4—COMPREHENSIVE LOSS

        The following table sets forth the calculation of comprehensive loss (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2002	2001	2002	2001
Net loss	$(6,037)	$(7,311)	$(8,632)	$(12,495)
Unrealized loss on available-for-sale securities	(348)	(1,102)	(164)	(859)

Comprehensive loss	$(6,385)	$(8,413)	$(8,796)	$(13,354)

NOTE 5—SEGMENT INFORMATION

        The Company's chief operating decision maker, or CODM, is considered to be the Company's Chief Executive Officer. The CODM evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements. Therefore, the Company operates in a single segment.

        Revenue information by geographic area is summarized below for the three and six-month periods ended January 31, 2002 and 2001 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2002	2001	2002	2001
North America	$3,644	$4,132	$7,702	$8,890
Europe	856	928	1,516	1,600

Revenues	$4,500	$5,060	$9,218	$10,490

        For the three and six-month periods ended January 31, 2002 and 2001, no customer accounted for 10% or more of the Company's revenues.

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

        On December 13, 2001, Murex Securities Limited and Murex Licensing Corporation ("Murex") filed a complaint in the United States District Court for the Eastern District of Virginia (Murex Securities Limited, et al.v Vicinity Corporation, et al, Civil Action No. 01-1895-A) naming the Company, two of its customers and Qwest Communications International, Inc. as defendants. The Complaint alleges that the Company's Enterprise Location Services infringe claims of a number of the plaintiffs' patents, and it seeks unspecified damages and permanent injunctive relief. In its response to the Complaint, the Company has denied that it infringes any valid claims of the patents-in-suit. The Court has set a trial date of June 17, 2002 for this action. The Company intends to vigorously defend against the plaintiffs' claims. In addition, the defendants in this case include two of the Company's customers. The Company has received communications from these customers demanding that it provide indemnification for the costs incurred by them in this litigation. The Company believes that the terms of its customer contracts place significant limitations on its liability to these customers.

        Murex has also asserted that it expects additional patents, including patent claims allegedly covering the Company's services, to be issued to Murex in the future. The Company is unable at this time to evaluate the merits of any patent infringement claims Murex may assert against it in the future based on patent claims which have not yet issued, or which have not otherwise been brought to the Company's attention. Notwithstanding the existence of meritorious defenses, any litigation over the scope and application of patents or similar intellectual property claims could involve significant costs of defense and would and does involve risks and uncertainties, particularly in light of the fact that the products and technologies described above are material to the Company's business.

NOTE 7—IMPAIRMENT OF INTANGIBLE ASSETS, RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES

        During the quarter ended January 31, 2002, the Company approved a plan to retire the Company's SiteMaker product ("SiteMaker") as an actively marketed product. SiteMaker was acquired in the acquisition of NetCreate Systems, Inc., or NetCreate, in October 2000. The decision to retire SiteMaker was arrived at due to two primary factors. First, an analysis of the revenue stream from SiteMaker indicated that actual and currently forecasted revenues from SiteMaker are significantly lower than the estimated revenue levels that were used in the original valuation of NetCreate. Secondly, in future releases of Vicinity Location Server, the Company intends to market components/functionalities that are similar to SiteMaker, but based on an entirely different code base. As a result, during the three months ended January 31, 2002, the Company recorded an impairment charge totaling approximately $3.8 million for the remaining goodwill and developed product technology related to the NetCreate acquisition.

        During the year ended July 31, 2001, the Company recorded restructuring costs and other special charges of $4.4 million, including restructuring costs of $2.8 million and other special charges of $1.6 million. In November 2000, the Company approved a plan to restructure certain of its operations in order to reduce expenses. Expenses associated with this restructuring plan were approximately $0.6 million. Essentially all of this restructuring charge was for severance and benefits related costs. In addition, during the three months ended January 31, 2001, the Company recorded $0.5 million of severance-related special charges in conjunction with the departure of four senior executives. In February and April 2001, the Company approved plans to further restructure certain of its operations in order to reduce expenses. Expenses associated with this restructuring plan were approximately $2.2 million for severance and employment related costs, the closure of facilities, and equipment costs associated with the termination of employees. In addition, during the three months ended April 30, 2001, the Company recorded approximately in $1.1 million in other special charges related to the write-off of goodwill, developed product technology and the assembled workforce related to the NetCreate acquisition, reflecting the Company's de-emphasis on providing custom Web development services going forward, and the write-off of software and other similar costs related to the downsizing of the Company's operations. During the three months ended January 31, 2002, approximately $133,000 of restructuring costs recorded during fiscal 2001 were reversed.

        The following analysis sets forth the significant components of total restructuring costs and other special charges recorded by the Company (in thousands):

	Restructuring costs and other special charges	Payments/ Charges	Reversals	Accrual Balance at January 31, 2002
Severance and employment costs	$2,528	$(2,484)	$(44)	$—
Facility and equipment costs	1,118	(495)	(89)	534
Impairment of intangible assets	754	(754)	—	—

	$4,400	$(3,733)	$(133)	$534

        Payments on the remaining facility costs of $534,000 extend through approximately July 2003.

NOTE 8—STOCK REPURCHASE PROGRAM

        On September 18, 2001, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $5.0 million. As of January 31, 2002, the Company had repurchased for retirement approximately 1,785,000 shares of its common stock for approximately $2.7 million.

NOTE 9—SUBSEQUENT EVENT

        On March 6, 2002, the Company announced a change in its fiscal year end. The Company currently operates on a fiscal year ending on July 31. Effective February 22, 2002, the Audit Committee of the Board of Directors of the Company, in accordance with authority delegated by the Board of Directors, adopted a resolution changing the last day of the Company's fiscal year from the present July 31 to June 30, commencing with the present fiscal year. As a result, fiscal year 2003 shall commence on July 1, 2002 and end on June 30, 2003. The period from August 1, 2001 through June 30, 2002 will be a transition period and will result in a fiscal year 2002 that contains 11 months. Accordingly, the Company's fiscal fourth quarter of fiscal year 2002, ending on June 30, 2002, will contain 2 months.

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

        Change in fiscal year end date.    On March 6, 2002, we announced a change in our fiscal year end. We currently operate on a fiscal year ending on July 31. Effective February 22, 2002, the Audit Committee of our Board of Directors, in accordance with authority delegated by the Board of Directors, adopted a resolution changing the last day of our fiscal year from the present July 31 to June 30, commencing with the present fiscal year. As a result, fiscal year 2003 shall commence on July 1, 2002 and end on June 30, 2003. The period from August 1, 2001 through June 30, 2002 will be a transition period and will result in a fiscal year 2002 that contains 11 months. Accordingly, our fiscal fourth quarter of fiscal year 2002, ending on June 30, 2002, will contain 2 months.

Results of Operations

        License and hosting fees revenue.    Revenue from license and hosting fees is recognized ratably over the life of the contracts, which typically have one-year, non-refundable terms.

        For the three months ended January 31, 2002, we recognized $3.5 million of license and hosting fees revenue, compared to $4.1 million as of January 31, 2001, representing a decrease of $0.6 million, or 15%. For the six-month period ended January 31, 2002, license and hosting fees revenue decreased $0.7 million, or 9%, to $7.4 million compared to $8.2 million for the comparable period in fiscal 2001. The decrease for the three-month and six-month periods is primarily due to a reduction in the number of sales contracts entered into during the four quarters ended January 31, 2002 when compared to the four quarters ended January 31, 2001.

        Deferred revenue consists of customer payments received and accounts receivable recorded in advance of recognizing revenue for license and hosting services. Deferred revenue as of January 31, 2002 was $8.0 million, compared to $7.6 million as of January 31, 2001, representing an increase of $0.4 million, or 5%.

        Service and transaction fees revenue.    Revenue from service and transaction fees includes revenues from implementation services, project-related professional services, training, volume usage and, to a lesser degree, from advertising and e-commerce transactions. This revenue is recognized as the services are performed.

        For the three months ended January 31, 2002, we recognized $1.0 million of service and transaction fees revenue, an increase of $0.1 million, or 5%, from $0.9 million for the three months ended January 31, 2001. For the six-month period ended January 31, 2002, service and transaction fees revenue decreased $0.5 million, or 23%, to $1.8 million from $2.3 million for the comparable period in fiscal 2001. The slight increase for the three-month period is due to a slight increase in volume usage revenues. The decrease for the six-month period is primarily attributable to a decrease in demand for, and our decreasing focus on providing, web development services for our customers, offset by the slight increase in volume usage revenues in the second quarter of fiscal 2002.

        Cost of revenues.    Cost of revenues includes salaries and benefits of our operations personnel, the cost of acquiring data and content, leasing and depreciation costs for our computer hosting equipment, and Internet connection and data center charges. Cost of revenues decreased $1.3 million, or 36%, to $2.3 million for the three months ended January 31, 2002 compared to $3.5 million for the three months ended January 31, 2001. For the six-month period ended January 31, 2002, cost of revenues decreased $2.0 million, or 30%, to $4.7 million from $6.8 million for the comparable period in fiscal 2001. The decrease in cost of revenues is attributable to a decrease in headcount and a decrease in content fees paid to our content providers in both the three months and six months ended January 31, 2002 when compared to the three months and six months ended January 31, 2001. Gross margin for the three months ended January 31, 2002 was 50%, compared to 30% for the three months ended January 31, 2001. Gross margin for the six-month period ended January 31, 2002 was 49%, compared to 36% for the comparable period in fiscal 2001. The increase in gross margin in both the three months and six months ended January 31, 2002 reflects the impact of cost reduction programs that we implemented during our third and fourth quarters of fiscal 2001. We presently expect gross margin to continue to improve slightly during the remainder of fiscal 2002.

        Product development expense.    Product development expense consists primarily of salaries and benefits, consulting expenses and equipment costs. Product development expense decreased $0.6 million, or 32%, to $1.2 million for the three months ended January 31, 2002 from $1.8 million for the three months ended January 31, 2001. For the six-month period ended January 31, 2002, product development expenses decreased $0.3 million, or 10%, to $2.9 million from $3.2 million for the comparable period of fiscal 2001. The decrease in product development expense for the three months ended January 31, 2002 was generally attributable to the decrease in amortization of intangible assets that resulted from our write-off of the remaining goodwill and developed product technology related to our acquisition of NetCreate in October 2000, and headcount reductions. The decrease in product development expense for the six-month period is due to headcount reductions in the six-month period ended January 31, 2002 when compared to the comparable period in fiscal 2001, offset by the amortization of intangible assets related to our BeeLine technology purchase which did not begin until the third quarter of fiscal 2001.

        Sales and marketing expense.    Sales and marketing expense consists primarily of salaries, commissions, promotion costs, advertising and travel-related expenses. Sales and marketing expense decreased $2.3 million, or 43%, to $3.0 million for the three months ended January 31, 2002 from $5.3 million for the three months ended January 31, 2001. For the six-month period ended January 31, 2002, sales and marketing expense decreased $4.6 million, or 44%, to $6.0 million from $10.6 million for the comparable period of fiscal 2001. The decrease in sales and marketing expense for the three months and six months ended January 31, 2002 was primarily attributable to the decrease in sales and marketing personnel.

        General and administrative expense.    General and administrative expense consists primarily of salaries and related costs for our executive, administrative, finance and human resources personnel as well as accounting, legal and other professional fees. General and administrative expense decreased $0.9 million, or 42%, to $1.3 million for the three months ended January 31, 2002 from $2.2 million for the three months ended January 31, 2001. For the six-month period ended January 31, 2002, general and administrative expense decreased $2.1 million, or 46%, to $2.4 million from $4.6 million for the comparable period of fiscal 2001. These decreases were primarily attributable to a significant decrease in personnel and personnel-related costs for the three months and six months ended January 31, 2002 when compared to the three months and six months ended January 31, 2001. In addition, we recorded a recovery of legal expenses of $0.2 million for attorney's fees during the six-month period ended January 31, 2002 that had been previously incurred in defending against a claim by a former employee.

        Impairment of intangible assets.    During the quarter ended January 31, 2002, we approved a plan to retire our SiteMaker product ("SiteMaker") as an actively marketed product. SiteMaker was acquired in the acquisition of NetCreate, in October 2000. The decision to retire SiteMaker was arrived at due to two primary factors. First, an analysis of the revenue stream from SiteMaker indicated that actual and currently forecasted revenues from SiteMaker are significantly lower than the estimated revenue levels that were used in the original valuation of NetCreate. Secondly, in future releases of Vicinity Location Server, we intend to market components/functionalities that are similar to SiteMaker, but based on an entirely different code base. As a result, during the three months ended January 31, 2002, we recorded an impairment charge totaling approximately $3.8 million for the remaining goodwill and developed product technology related to the NetCreate acquisition.

        Other income, net.    Other income for the three- and six-month periods ended January 31, 2002 was comprised of approximately $0.8 million and $1.9 million, respectively, of interest income earned on our cash equivalents and short-term investments.

        Net loss.    We have not achieved profitability on a quarterly or annual basis and expect to continue to incur net losses through at least fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Overview.    In February 2000, we completed our IPO and, as a result, issued 8,050,000 shares of common stock at a price of $17.00 per share. We received approximately $125.9 million in cash from our IPO, net of underwriting discounts and other offering costs. We have used a portion of these proceeds, and intend to continue to use these proceeds, to develop or purchase new technologies, products and/or businesses and improve our technology infrastructure, and for working capital and other general corporate purposes. Our excess financial resources are invested in interest-bearing securities, primarily government securities, municipal bonds, time deposits, Eurodollar deposits, certificates of deposit with approved financial institutions, commercial paper rated A-1/P-1/F-1, corporate notes and bonds and other money market instruments of similar liquidity and credit quality. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for further information related to our investments.

        Future capital requirements will depend upon many factors, including overall market conditions and the rate of growth of our revenues. We believe that our cash, cash equivalents and short-term investments will be sufficient to satisfy our cash requirements for the next several years at our projected expense and revenue levels.

        Comparative cash flow information.    The following table compares cash, cash equivalents and short-term investments and working capital balances as well as sources and uses of cash as of and for the six months ended January 31, 2002 and 2001 (in millions):

	Six Months Ended January 31,
	2002	2001
Cash, cash equivalents and short-term investments	$86.8	$100.1
Working capital	79.6	91.4
Cash used in operating activities	(3.6)	(9.4)
Cash used in investing activities	(3.3)	(17.5)
Cash provided by (used in) financing activities	(2.8)	0.1

        Cash used in operating activities was $3.6 million for the six-month period ended January 31, 2002 compared to $9.4 million for the six months ended January 31, 2001. This decrease was primarily a result of the decrease in our net loss to $8.6 million from $12.5 million and an increase in non-cash charges for depreciation, amortization and impairment of intangible assets for the six months ended January 31, 2002 when compared to the six months ended January 31, 2001.

        Cash used in investing activities was $3.3 million for the six-month period ended January 31, 2002, which resulted primarily from purchases of short term investments exceeding sales and maturities of short term investments during the period.

        Cash used in financing activities was $2.8 million for the six-month period ended January 31, 2002, which resulted primarily from $2.7 million in cash used to repurchase our common stock pursuant to the stock repurchase program that we announced in September 2001.

        Stock repurchase program.    In September 2001, we announced a stock repurchase program of up to $5.0 million. Under this program, stock repurchases may be made from time to time in the open market, through block trades or otherwise. As of January 31, 2002, we had repurchased approximately 1,785,000 shares for an aggregate purchase price equal to approximately $2.7 million under the stock repurchase program.

CONTRACTUAL OBLIGATIONS

        Leases.    We lease some of our facilities under non-cancelable operating leases with expiration dates through 2008. Future minimum lease payments under our non-cancelable operating leases as of January 31, 2002 are as follows (in thousands):

Year ending June 30,	Operating Leases
2002	$960
2003	1,938
2004	1,888
2005	1,901
2006	1,824
thereafter	4,241

$12,593

        License Fees.    We have entered into agreements with several content providers. Some of these agreements call for fixed annual payments. Other agreements contain fixed annual minimum payments as well as variable components that require additional payments if our usage exceeds certain content usage thresholds.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and any related disclosures of contingent assets and liabilities. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        Impairment of intangible assets.    At January 31, 2002 our intangible assets consisted of assets related to the Technology Purchase Agreement (the "BeeLine Agreement") with BeeLine LLC ("BeeLine"), under which we paid $3.0 million dollars to purchase technology and related consulting services from BeeLine. The technology was purchased for internal use. We are amortizing such costs over the estimated economic life of the services into which such technology is incorporated, generally three years. The net book value of these intangible assets was $2.1 million as of January 31, 2002. On an ongoing basis, we assess whether any events, including significant changes in demand for our products or changes in market conditions in the principal markets in which we sell our products, would adversely impact the carrying value of these assets. Possible examples of these events include but are not limited to: a significant decline in our market value; a decrease in the market value of a particular asset; and continued operating or cash flow losses combined with forecasted future losses on either a consolidated basis or for an individual revenue generating unit. If such an event were to occur, we would estimate future discounted cash flows generated by each of these assets in order to assess the amount by which the asset was impaired as required by Statement of Financial Accounting Standard No. 121 ("SFAS No. 121"). We will continue to assess the recoverability of our intangible assets in accordance with SFAS No. 121 for the remainder of fiscal 2002. Changes in market conditions and other business indicators could give rise to factors that would require us to assess whether our intangible assets are impaired.

        On July 1, 2002, we will be required to adopt Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), which supersedes SFAS 121, for impairment of intangible assets. Following adoption of SFAS No. 142, we will continue to evaluate whether any event has occurred which might indicate that the carrying value of an intangible asset is not recoverable.

        Accounts receivable.    As of January 31, 2002, our accounts receivable balance, net of the allowance for doubtful accounts, is $3.7 million. We continually review our accounts receivable for recoverability and estimate an allowance for doubtful accounts based on analysis of the portion of the outstanding accounts receivable that has been recognized as revenue. We review all receivables in excess of 60 days outstanding and make a determination of collectibility based on the age of the receivable and the historical collection experience with that customer.

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

        We have not generated enough revenues to exceed the substantial amounts we have spent to develop and operate our business. We incurred net losses of approximately $8.6 million for the six-month period ended January 31, 2002, $27.3 million for fiscal 2001, $15.4 million for fiscal 2000 and $5.5 million for fiscal 1999. We expect to continue to experience losses for the immediately foreseeable future. Moreover, we base current and future expense levels on our operating plans and our estimates of future revenues. If our revenues grow at a slower rate than we anticipate, or if our spending exceeds our expectations or cannot be adjusted to reflect such slower revenue growth, we may not generate sufficient revenues to achieve profitability. If we do achieve profitability, we may be unable in the future to sustain or increase profitability on a quarterly or annual basis.

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

        Our quarterly net loss was approximately $6.0 million for the three months ended January 31, 2002, $2.6 million for the three months ended October 31, 2001, $6.5 million for the three months ended July 31, 2001, $8.3 million for the three months ended April 30, 2001 and $7.3 million for the three months ended January 31, 2001. We presently expect to continue to incur net losses through at least fiscal 2002. However, our quarterly operating results may fluctuate significantly in the future due to a variety of factors. These factors include the following, which are generally outside of our control:

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

        The market price of our common stock has fluctuated widely and may continue to do so. For example, during the period following our initial public offering in February 2000 through the period ended February 28, 2002, the trading price of our common stock has ranged from a high of $76.25 per share to a low of $1.19 per share. Many factors could cause the market price of our common stock to rise and fall in the future. Some of these factors include:

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

        In April 2001, we announced that Norman H. Nie, one of our directors since 1998, would serve as our Executive Chairman while we search for a replacement Chief Executive Officer. In addition, also in April 2001, we announced the addition of Timothy J. McMullen as our Chief Operating Officer and subsequently announced the hiring of Daniel M. Shapero as our Vice President, Marketing and Stephen D. Ackley as our Vice President, Worldwide Sales. In October 2001, we named Ronald S. Smith as our Chairman of the Board of Directors, replacing Mr. Nie, who continues to serve as one of our directors.

        In December 2001, we announced that Charles W. Berger would serve as our President and Chief Executive Officer. In January 2002, we announced the resignation of Timothy J. McMullen, our interim Chief Operating Officer, effective January 18, 2002, and Daniel M. Shapero, our Vice President, Marketing, effective January 18, 2002. In March 2002, we announced the addition of Teri Dahlbeck as our Vice President, Marketing. It is possible that this turnover at our senior management levels will continue and that other senior executive officers could also resign, creating limited management continuity, recruitment costs and, in some cases, severance costs.

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

Current intellectual property litigation, if decided against us, could have a material adverse effect on our business and operations.

        On December 13, 2001, Murex Securities Limited and Murex Licensing Corporation sued us, two of our customers and Qwest Communications International, Inc. alleging that our Enterprise Location Services infringe claims of a number of the plaintiffs' patents, and seeking unspecified damages and permanent injunctive relief, as described more fully under Part II, Item I "Legal Proceedings." The allegedly infringing Vicinity services are material to our business. We have responded to these allegations, denying that we infringe any valid claim of the patents-in-suit, and we intend to vigorously defend against this lawsuit. Notwithstanding the existence of meritorious defenses, litigation over the scope and application of intellectual property rights is subject to uncertainty and can consume significant resources in terms of the cost of defense and the diversion of management time and energy. Further, if this lawsuit were ultimately to be decided against us and we were enjoined from providing one or more of the services at issue, there could be a material adverse effect on our business and operations.

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

        The number of our employees has fluctuated significantly over the last two fiscal years in response to changing market conditions and the evolution of our business. The number of our employees grew from 106 as of October 31, 1999 to 224 as of October 31, 2000, and then decreased to approximately 120 as of January 31, 2002. This fluctuation has placed a significant strain on our management, systems and resources. We expect that we will need to continue to maintain close coordination among our technical, finance, sales and marketing groups in order to successfully manage such fluctuations in personnel.

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

        We have registered several service marks in the United States, including "Vicinity," "MapBlast!," "GeoSearch," "Powered by Vicinity," "Vicinity Business Finder," "Vicinity Telephone Business Finder," "Vicinity Wireless Business Finder" and "Vicinity Brandfinder." We have applied for registration of a number of additional service marks in the United States and in other countries and will seek to register additional service marks and trademarks, as appropriate. We may be unsuccessful in obtaining the service marks and trademarks for which we have applied. We may not be granted certain patents with respect to our technology, and any patent that is granted may be challenged or invalidated. We may not develop proprietary products or technologies that are patentable, and any issued patent may not provide us with any competitive advantages or withstand challenges by third parties. In addition, the patents of others may adversely affect our ability to conduct our business. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology or duplicate our products or design around patents issued to us or our other intellectual property rights. Our failure to protect our proprietary rights adequately or our competitors' successful duplication of our technology could harm our operating results and cause the price of our common stock to decline.

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

        In February 2000, we issued 8,050,000 shares of common stock pursuant to our IPO. These shares are freely tradable with the exception of those shares purchased by our affiliates. We had an aggregate of approximately 26.8 million shares of our common stock outstanding as of February 28, 2002, which includes the shares sold in our IPO. The shares not registered as part of our IPO may be sold only pursuant to a registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act. The market price of our common stock could decline as a result of the sales of a large number of these shares or the perception that sales could occur. In addition, the large number of shares eligible for sale may make it more difficult for us to sell common stock in the future at a time and at a price that we deem appropriate.

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

Investment Company Act of 1940

        The Investment Company Act of 1940 regulates mutual funds and closed-end investment companies that are traded on the public stock markets. Due to that fact that a large percentage of our assets consist of cash equivalents and investment securities, from time to time we could be viewed as holding a larger portion of our assets in these vehicles than is presumptively permitted by the 1940 Act for a company not registered as an investment company. The 1940 Act and its associated contain provisions and set forth principles that are designed to differentiate "true" operating companies from companies that may be considered to have sufficient investment company-like characteristics to require regulation by the 1940 Act. At this time, we believe that we qualify as an operating company under these provisions. In the future, however, our situation may change which might require us to seek an alternate solution such as exemptive or no-action relief from the SEC. Alternative solutions could involve increasing the portion of our investment securities into government obligations with a likely reduction in the yield we earn on those investments. Further, any determination that we are an unregistered investment company would have a material adverse effect on our company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The following discussion about our market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk.

        Interest rate risk.    The primary objective of our investment activities is to preserve principal and assure sufficient liquidity to meet anticipated needs, while at the same time maximizing the income we receive from our investments within such constraints. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government securities, municipal bonds, time deposits, Eurodollar deposits, certificates of deposit, commercial paper, corporate notes and bonds and other specific money market instruments. We classify our cash equivalents and short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. We classify our cash equivalents and short-term investments as "variable rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. The table below presents the amounts and related weighted interest rates of our investment portfolio at January 31, 2002 (dollars in thousands):

	Average Interest Rate	Cost	Fair Value
		(In thousands)
Cash equivalents:
Fixed rate	—%	$—	$—
Variable rate	1.85	1,582	1,582
Short-term investments:
Fixed rate	3.75	79,388	79,564
Variable rate	1.08	4,501	4,501

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

        On December 13, 2001, Murex Securities Limited and Murex Licensing Corporation ("Murex") filed a complaint in the United States District Court for the Eastern District of Virginia (Murex Securities Limited, et al.v Vicinity Corporation, et al, Civil Action No. 01-1895-A) naming Vicinity, two of our customers and Qwest Communications International, Inc. as defendants. The Complaint alleges that our Enterprise Location Services infringe claims of a number of the plaintiffs' patents, and it seeks unspecified damages and permanent injunctive relief. In its response to the Complaint, we have denied that we infringe any valid claims of the patents-in-suit. The Court has set a trial date of June 17, 2002 for this action. We intend to vigorously defend against the plaintiffs' claims. In addition, the defendants in this case include two of our customers. We have received communications from these customers demanding that we provide indemnification for the costs incurred by them in this litigation. We believe that the terms of our customer contracts place significant limitations on our liability to these customers.

        Murex has also asserted that it expects additional patents, including patent claims allegedly covering our services, to be issued to Murex in the future. We are unable at this time to evaluate the merits of any patent infringement claims Murex may assert against us in the future based on patent claims which have not yet issued, or which have not otherwise been brought to our attention. Notwithstanding the existence of meritorious defenses, any litigation over the scope and application of patents or similar intellectual property claims could involve significant costs of defense and would and does involve risks and uncertainties, particularly in light of the fact that the products and technologies described above are material to our business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)
The annual meeting of the Company's shareholders (the "Annual Meeting") was held on January 3, 2002. At that time there were present, in person or by proxy, 17,539,684 shares of the Company's Common Stock.

(b)
At the annual meeting, one item was submitted to a vote of stockholders: (1) the election of two directors.

(c)
(1) The result of voting for the election of two directors at the Annual Meeting were as follows:

NOMINEE	FOR	WITHHELD
Norman Nie	15,826,474	1,713,210
Michael Sears	17,253,200	286,484

ITEM 5. OTHER INFORMATION.

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)
Exhibits. The following exhibits are included as part of this Report:

Exhibit No.	Description of Exhibit
10.44
Letter Agreement, dated as of December 5, 2001 by and between the Registrant and Charles W. Berger (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K as filed with the Commission on December 11, 2001 (File No. 000-29365)).
10.45
Non-Statutory Stock Option Agreement dated as of December 10, 2001 by and between the Registrant and Charles W. Berger (incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-8 as filed with the Commission on February 28, 2002 (File No. 333-83526)).
10.46	Executive Employment Agreement, dated April February 12, 2002, by and between Vicinity Corporation and Teri Dahlbeck.
(b)
Reports on Form 8-K:

1.
The Registrant filed a Current Report on Form 8-K on December 11, 2001, reporting under Item 5 (Other Events) the employment of the Registrants new President and Chief Executive Officer.

2.
The Registrant filed a Current Report on Form 8-K on December 19, 2001, reporting under Item 5 (Other Events) that it had been served with a patent infringement lawsuit by Murex Licensing Corporation.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICINITY CORPORATION Registrant
Dated: March 13, 2002	By:	/s/ CHARLES W. BERGER Charles W. Berger President and Chief Executive Officer

QuickLinks

TABLE OF CONTENTS
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