Form 10-Q
period 2002-04-30
VICINITY CORP
filed 2002-06-12
CIK 1029784

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

Commission file number: 000-29365

VICINITY CORPORATION
(Exact name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	77-0414631 (I.R.S. Employer Identification No.)

370 San Aleso Avenue
Sunnyvale, California 94085
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (408) 543-3000

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

        The number of shares of common stock, par value $0.001 per share, of Vicinity Corporation outstanding as of May 31, 2002 was 26,907,000.

        Unless the context otherwise requires, references herein to "we," "us," "our company," "the Company" or "Vicinity" are to Vicinity Corporation, a Delaware corporation. We were incorporated as a California corporation in October 1995 and reincorporated as a Delaware corporation in January 2000. "Vicinity," "MapBlast!," "GeoSearch," "Powered by Vicinity," "Vicinity Business Finder," "Vicinity Telephone Business Finder," "Vicinity Wireless Business Finder," and "Vicinity Brandfinder" are registered marks of our company. We have filed applications for the marks "Vicinity Location Server," "Vicinity Web Locator," "Vicinity Wireless Locator," "Vicinity Speech Locator," "Vicinity Data Manager," "VLS," "Vicinity Location Analyzer" and "Power of Location" with the United States Patent and Trademark Office, and these applications are currently pending. Each trademark, trade name or service mark of any other company appearing in this Quarterly Report belongs to its holder.

        References in this Quarterly Report to past fiscal years refer to the fiscal year of our company ended on July 31 of that year. We recently changed the last day of our fiscal year from July 31 to June 30, commencing with the present fiscal year 2002. As a result, fiscal 2003 will commence on July 1, 2002 and end on June 30, 2003. The period from August 1, 2001 to June 30, 2002 will be a transition period and will result in a fiscal year 2002 that contains eleven months. Accordingly, our fiscal fourth quarter of fiscal year 2002, ending on June 30, 2002, will contain two months.

Forward Looking Statements

        The statements contained in this Quarterly Report that are not historical facts may be deemed to contain forward-looking statements which are subject to safe harbors created under the U.S. federal securities laws. These forward-looking statements include, among other things, statements about our anticipated future revenues, anticipated profitability, anticipated growth of our customer base, and more generally other projections of our future financial performance, our anticipated growth and anticipated trends in our business. In some cases, you can identify these statements by words or phrases such as "anticipate," "estimate," "projects," "believes," "intends," "expects" and similar words and phrases. These statements are only predictions, based on our current expectations about future events, and we cannot guarantee that they will be accurate. Actual results may differ materially from those expressed or implied in any forward-looking statement as a result of several risks and uncertainties, including, without limitation, the risks and uncertainties detailed herein under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results" and in our other filings with the Securities and Exchange Commission. We disclaim any obligation to update any of the forward-looking statements contained herein to reflect future events or developments, unless we are required to do so by law.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VICINITY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2002	2001	2002	2001
REVENUES
License and hosting fees	$3,669	$4,040	$11,083	$12,192
Service and transaction fees	592	818	2,396	3,156

	4,261	4,858	13,479	15,348
COST OF REVENUES (1)	1,965	3,346	6,705	10,104

Gross profit	2,296	1,512	6,774	5,244

OPERATING EXPENSES
Product development (1)	1,278	1,879	4,181	5,104
Sales and marketing (1)	2,452	3,967	8,417	14,545
General and administrative (1)	779	1,979	3,227	6,536
Stock-based compensation	13	77	60	439
Impairment of intangible assets	—	751	3,752	751
Restructuring and other special charges	—	2,549	(133)	3,649

	4,522	11,202	19,504	31,024

LOSS FROM OPERATIONS	(2,226)	(9,690)	(12,730)	(25,780)
Other income, net	712	1,354	2,584	4,949

NET LOSS	$(1,514)	$(8,336)	$(10,146)	$(20,831)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.06)	$(0.29)	$(0.37)	$(0.74)

WEIGHTED AVERAGE SHARES USED IN BASIC AND DILUTED NET LOSS PER SHARE CALCULATIONS	26,854	28,279	27,533	27,971

(1) Excludes stock-based compensation of:
Cost of revenues	$3	$29	$10	$80
Product development	7	14	34	50
Sales and marketing	2	27	12	196
General and administrative	1	7	4	113

	$13	$77	$60	$439

See Notes to Unaudited Condensed Consolidated Financial Statements.

VICINITY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 30, 2002	July 31, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,008	$12,439
Short-term investments	61,280	81,284
Accounts receivable, net	1,836	2,893
Prepaid expenses and other current assets	1,528	1,010

Total current assets	88,652	97,626
PROPERTY AND EQUIPMENT, net	6,704	9,229
INTANGIBLE ASSETS, net	1,824	6,610
OTHER ASSETS	345	317

Total Assets	$97,525	$113,782

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	305	845
Accrued liabilities	1,869	4,054
Deferred revenue	7,293	7,638
Capital lease obligations, current portion	—	227

Total current liabilities	9,467	12,764
OTHER LIABILITIES	425	420

Total liabilities	9,892	13,184
STOCKHOLDERS' EQUITY
Common stock	27	29
Additional paid-in capital	155,719	158,364
Deferred stock-based compensation	(41)	(263)
Notes receivable from stockholders	—	(39)
Accumulated other comprehensive income (loss)	(94)	339
Accumulated deficit	(67,978)	(57,832)

Total stockholders' equity	87,633	100,598

Total Liabilities and Stockholders' Equity	$97,525	$113,782

See Notes to Unaudited Condensed Consolidated Financial Statements.

VICINITY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended April 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,146)	$(20,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,064	3,578
Provision for doubtful accounts	(100)	220
Stock-based compensation	99	711
Write-off of fixed assets	—	85
Impairment of intangible assets	3,752	751
Restructuring and other special charges (credits)	(133)	—
Changes in operating assets and liabilities:
Accounts receivable	1,019	1,620
Prepaid expenses and other current assets	(584)	1,030
Accounts payable	(540)	(632)
Accrued liabilities	(2,284)	186
Deferred revenue	(207)	(1,317)

Net cash used in operating activities	(5,060)	(14,599)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments of excess cash:
Purchases of available-for-sale securities	(73,897)	(52,750)
Proceeds from sales and maturities of available-for-sale securities	93,468	48,297
Purchases of property and equipment	(300)	(6,467)
Purchase of technology	—	(2,985)
Purchase of NetCreate	—	(250)
Sublease deposit received	—	418
Other	4	55

Net cash provided by (used in) investing activities	19,275	(13,682)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	293	1,215
Repurchase of common stock	(2,712)	(207)
Principal payments on capital leases	(227)	(827)

Net cash provided by (used in) financing activities	(2,646)	181

Increase (decrease) in cash	11,569	(28,100)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,439	48,195

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,008	$20,095

See Notes to Unaudited Condensed Consolidated Financial Statements.

VICINITY CORPORATION AND SUBSIDIARES
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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations. SFAS 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of SFAS 141 had no impact to the Company's operating results, financial position or cash flows.

        In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company will be required to implement SFAS 142 as of the beginning of its fiscal year 2003. The adoption of this statement is not expected to have a material impact on the Company's operating results, financial position or cash flows.

        In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 applies to all long-lived assets (including discontinued operations). SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 will be effective for the Company in fiscal 2003. The adoption of this statement is not expected to have a material impact on the Company's operating results, financial position or cash flows.

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

        Diluted net loss per share does not include the effect of the following anti-dilutive common equivalent shares (in thousands):

	Three months ended April 30,		Nine months ended April 30,
	2002	2001	2002	2001
Stock options	4,010	2,044	4,010	2,044
Shares of common stock subject to repurchase	—	283	—	283

	4,010	2,327	4,010	2,327

        The weighted-average exercise price of stock options outstanding was $3.03 and $7.89 as of April 30, 2002 and 2001, respectively. The weighted-average exercise price of shares of common stock subject to repurchase was $0.20 as of April 30, 2001. There were no shares of common stock subject to repurchase as of April 30, 2002.

NOTE 4—COMPREHENSIVE LOSS

        The following table sets forth the calculation of comprehensive loss (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2002	2001	2002	2001
Net loss	$(1,514)	$(8,336)	$(10,146)	$(20,831)
Unrealized loss on available-for-sale securities	(269)	(1,221)	(433)	(2,080)

Comprehensive loss	$(1,783)	$(9,557)	$(10,579)	$(22,911)

NOTE 5—SEGMENT INFORMATION

        The Company's chief operating decision maker, or CODM, is considered to be the Company's Chief Executive Officer. The CODM evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements. Therefore, the Company operates in a single segment.

        Revenue information by geographic area is summarized below for the three and nine-month periods ended April 30, 2002 and 2001 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2002	2001	2002	2001
North America	$3,369	$4,040	$11,071	$12,930
Europe	892	818	2,408	2,418

Revenues	$4,261	$4,858	$13,479	$15,348

        For the three and nine-month periods ended April 30, 2002 and 2001, no customer accounted for 10% or more of the Company's revenues.

        Essentially all of the Company's long-lived assets are located in the United States.

NOTE 6—LITIGATION

        The Company and certain of its former officers and directors have been named as defendants in four lawsuits filed in the United States District Court for the Southern District of New York, which have been consolidated into the case MBH Inc., v. Vicinity Corporation, et al. By order dated April 19, 2002, Robert Elka has been named as the lead plaintiff. This lawsuit is purportedly being brought as a class action on behalf of individuals who purchased shares of the Company's common stock between February 9, 2000 and December 6, 2000 in connection with and traceable to the Company's initial public offering, although no class has been certified. According to the Amended Complaint filed on April 20, 2002, this lawsuit alleges that the Company, certain of its former officers and directors, and its securities underwriters violated various sections of the Securities Act of 1933, the Securities Exchange Act of 1934, and related rules, including Rule 10b-5, by reason of alleged false statements and omissions relating to underwriting discounts and market stabilization transactions. The plaintiffs seek unquantified actual damages, recissionary damages and other relief to compensate losses allegedly incurred by purchasers of the Company's common stock in connection with the Company's initial public offering.

        This lawsuit is one of a large number of such actions brought against numerous securities underwriters and issuers of securities that appear to be related to an investigation currently being conducted by the United States Securities and Exchange Commission of the conduct of certain securities underwriters. These lawsuits, including the consolidated action brought against the Company, have been transferred to a consolidated docket for coordination and decision of pre-trial motions, discovery and related matters other than trial. Certain underwriter defendants have brought a motion to recuse the judge charged with managing the consolidated docket. The judge has denied the motion and the Second Circuit Court's has denied a petition for a writ of mandamus ordering the recusal. The Court recently set a schedule for defendants to make motions to dismiss, such that the motions are expected to be fully submitted to the Court by the end of September 2002. At present, discovery has not commenced and the Company has not responded to any of the complaints in the consolidated action. The Company believes that the claims against the Company and certain of its former officers and directors are without merit and the Company intends to vigorously defend against them.

        On December 13, 2001, Murex Securities Limited and Murex Licensing Corporation ("Murex") filed a complaint in the United States District Court for the Eastern District of Virginia (Murex Securities Limited, et al. v. Vicinity Corporation, et al, Civil Action No. 01-1895-A) naming the Company and two of its customers as defendants. In the Complaint, the plaintiffs alleged that the Company's Enterprise Location Services infringed claims of a number of the plaintiffs' patents, and it sought unspecified damages and permanent injunctive relief. In its response to the complaint, the Company denied that it infringed any valid claims of the patents-in-suit. On May 23, 2002, the Company and Murex reached a mutual settlement agreement (the "Settlement Agreement") regarding this matter. Under the Settlement Agreement, the Company was granted a license by Murex in exchange for cash payments. In addition, the Settlement Agreement includes a fee for past royalties. The Company expects that payments for past royalties, as well as litigation costs, will be largely covered by the Company's insurance.

        The Company has received correspondence from Unisys Corporation asserting that the Company's services infringe various claims of patents owned by Unisys Corporation. The Company is unable at this time to evaluate the merits of these claims. Any litigation over the scope and application of patents or similar intellectual property claims could involve significant costs of defense and would involve risks and uncertainties.

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

        During the year ended July 31, 2001, the Company recorded restructuring costs, other special charges and charges for the impairment of intangible assets of $4.4 million, including restructuring costs of $2.8 million, other special charges of $0.8 million and charges for the impairment of intangible assets of $0.8 million. In November 2000, the Company approved a plan to restructure certain of its operations in order to reduce expenses. Expenses associated with this restructuring plan were approximately $0.6 million. Essentially all of this restructuring charge was for severance and benefits related costs. In addition, during the three months ended January 31, 2001, the Company recorded $0.5 million of severance-related special charges in conjunction with the departure of four senior executives. In February and April 2001, the Company approved plans to further restructure certain of its operations in order to reduce expenses. Expenses associated with this restructuring plan were approximately $2.2 million for severance and employment related costs, the closure of facilities, and equipment costs associated with the termination of employees. In addition, during the three months ended April 30, 2001, the Company recorded approximately $0.8 million in charges for the impairment of intangible assets related to the write-off of goodwill, developed product technology and the assembled workforce related to the NetCreate acquisition, reflecting the Company's de-emphasis on providing custom Web development services going forward, and special charges of approximately $0.3 million for the write-off of software and other similar costs related to the downsizing of the Company's operations.

        The following analysis sets forth the significant components of total restructuring costs and other special charges recorded by the Company during fiscal 2001 and the nine months ended April 30, 2002 (in thousands):

	Restructuring costs and other special charges	Payments/ Charges	Adjustments	Accrual Balance at April 30, 2002
Severance and employment costs	$2,531	$(2,487)	$(44)	$—
Facility and equipment costs	1,118	(564)	(89)	465
Impairment of intangible assets	751	(751)	—	—

	$4,400	$(3,802)	$(133)	$465

        Payments on the remaining facility costs of $465,000 extend through approximately July 2003.

NOTE 8—STOCK REPURCHASE PROGRAM

        On September 18, 2001, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $5.0 million. As of April 30, 2002, the Company had repurchased for retirement approximately 1,785,000 shares of its common stock for approximately $2.7 million.

NOTE 9—CHANGE IN FISCAL YEAR END

        In March 2002, the Company announced a change to its fiscal year end. Effective February 22, 2002, the Audit Committee of the Board of Directors of the Company, in accordance with authority delegated by the Board of Directors, adopted a resolution changing the last day of the Company's fiscal year from July 31 to June 30, commencing with the present fiscal year 2002. As a result, fiscal year 2003 will commence on July 1, 2002 and end on June 30, 2003. The period from August 1, 2001 through June 30, 2002 will be a transition period and will result in a fiscal year 2002 that contains eleven months. Accordingly, the Company's fiscal fourth quarter of fiscal year 2002, ending on June 30, 2002, will contain two months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion of the financial condition and results of operations of our company should be read in conjunction with our annual report on Form 10-K for the fiscal year ended July 31, 2001, as filed with the Securities and Exchange Commission on October 29, 2001. The following discussion contains forward-looking statements which are subject to the safe harbors created under the U.S. federal securities laws. These statements, including statements about revenue growth, earnings and trends in our business, are subject to risks and uncertainties. See "Factors That May Affect Future Operating Results."

Overview

        Vicinity is a leading provider of Enterprise Location Services, or ELS, solutions to Global 2000 companies across Web, wireless and speech platforms. Our solutions enable our clients to direct their customers searching for a specific product or service to the nearest brick-and-mortar store that carries that product or service. Our customers include such well-known companies as Best Western International, Citibank, FedEx, Ford Motor Company and McDonald's. Our suite of private-label and co-branded content and services—available via the Internet, cellular phones, wireless application protocol, or WAP, phones, wireless devices and landline telephones—includes the Vicinity Location Server along with a comprehensive portfolio of application services and application programming interfaces, or APIs, for embedding location intelligence deep within existing enterprise applications.

        Change in fiscal year end date.    In March 2002, we announced that we have changed the last day of our fiscal year from July 31 to June 30, commencing with the present fiscal year 2002. As a result, fiscal year 2003 will commence on July 1, 2002 and end on June 30, 2003. The period from August 1, 2001 through June 30, 2002 will be a transition period and will result in a fiscal year 2002 that contains eleven months. Accordingly, our fiscal fourth quarter of fiscal year 2002, ending on June 30, 2002, will contain two months.

        Settlement of Murex Patent Litigation.    On May 23, 2002, we reached a mutual settlement agreement with Murex regarding litigation brought by Murex alleging patent infringement. Under the settlement agreement, we were granted a license by Murex in exchange for cash payments. In addition, the settlement agreement includes a fee for past royalties. We expect that payments for past royalties, as well as our litigation costs, will be largely covered by our insurance.

Results of Operations

        License and hosting fees revenue.    Revenue from license and hosting fees is recognized ratably over the life of the contracts, which typically have one-year, non-refundable terms.

        For the three months ended April 30, 2002, we recognized $3.7 million of license and hosting fees revenue, compared to $4.0 million for the three months ended April 30, 2001, representing a decrease of $0.4 million, or 9%. For the nine-month period ended April 30, 2002, license and hosting fees revenue decreased $1.1 million, or 9%, to $11.1 million compared to $12.2 million for the comparable period in fiscal 2001. The decrease for the three-month and nine-month periods is primarily due to a reduction in the number of sales contracts for our ELS solution entered into during the four quarters ended April 30, 2002 when compared to the four quarters ended April 30, 2001.

        Deferred revenue consists of customer payments received and accounts receivable recorded in advance of recognizing revenue for license and hosting services. Deferred revenue as of April 30, 2002 was $7.3 million, compared to $6.4 million as of April 30, 2001, representing an increase of $0.9 million, or 14%.

        Service and transaction fees revenue.    Revenue from service and transaction fees includes revenues from implementation services, web development services, project-related professional services, training, volume usage in excess of the limits provided in the licenses, and, to a lesser degree, from advertising and e-commerce transactions. This revenue is recognized as the services are performed.

        For the three months ended April 30, 2002, we recognized $0.6 million of service and transaction fees revenue, a decrease of $0.2 million, or 28%, from $0.8 million for the three months ended April 30, 2001. The decrease for the three-month period is due to a slight decrease in volume usage revenues. For the nine-month period ended April 30, 2002, service and transaction fees revenue decreased $0.8 million, or 24%, to $2.4 million from $3.2 million for the comparable period in fiscal 2001. The decrease for the nine-month period is primarily attributable to a decrease in demand for, and our decreasing focus on providing, web development services for our customers.

        Cost of revenues.    Cost of revenues includes salaries and benefits of our operations personnel, the cost of acquiring data and content, leasing and depreciation costs for our computer hosting equipment, and Internet connection and data center charges. Cost of revenues decreased $1.4 million, or 41%, to $2.0 million for the three months ended April 30, 2002 compared to $3.3 million for the three months ended April 30, 2001. For the nine-month period ended April 30, 2002, cost of revenues decreased $3.4 million, or 34%, to $6.7 million from $10.1 million for the comparable period in fiscal 2001. The decrease in cost of revenues is attributable to a decrease in headcount and a decrease in content fees paid to our content providers in both the three months and nine months ended April 30, 2002 when compared to the three months and nine months ended April 30, 2001.

        Gross margin for the three months ended April 30, 2002 was 54%, compared to 31% for the three months ended April 30, 2001. Gross margin for the nine-month period ended April 30, 2002 was 50%, compared to 34% for the comparable period in fiscal 2001. The increase in gross margin in both the three months and nine months ended April 30, 2002 reflects the impact of cost reduction programs that we began implementing during our third and fourth quarters of fiscal 2001, offset by the decreases in license and volume usage revenues. We presently expect gross margin to continue to improve slightly during the next few fiscal quarters.

        Product development expense.    Product development expense consists primarily of salaries and benefits, consulting expenses and equipment costs. Product development expense decreased $0.6 million, or 32%, to $1.3 million for the three months ended April 30, 2002 from $1.9 million for the three months ended April 30, 2001. For the nine-month period ended April 30, 2002, product development expenses decreased $0.9 million, or 18%, to $4.2 million from $5.1 million for the comparable period of fiscal 2001. The decrease in product development expense for the three months ended April 30, 2002 was generally attributable to the decrease in amortization of intangible assets that resulted from our write-off of the remaining goodwill and developed product technology related to our acquisition of NetCreate in October 2000, and headcount reductions. The decrease in product development expense for the nine-month period is due to headcount reductions in the nine-month period ended April 30, 2002 when compared to the comparable period in fiscal 2001, offset by the amortization of intangible assets related to our BeeLine technology purchase which did not begin until the third quarter of fiscal 2001.

        Sales and marketing expense.    Sales and marketing expense consists primarily of salaries, commissions, promotion costs, advertising and travel-related expenses. Sales and marketing expense decreased $1.5 million, or 38%, to $2.5 million for the three months ended April 30, 2002 from $4.0 million for the three months ended April 30, 2001. For the nine-month period ended April 30, 2002, sales and marketing expense decreased $6.1 million, or 42%, to $8.4 million from $14.5 million for the comparable period of fiscal 2001. The decrease in sales and marketing expense for the three months and nine months ended April 30, 2002 was primarily attributable to a decrease in sales and marketing personnel and promotional expenses.

        General and administrative expense.    General and administrative expense consists primarily of salaries and related costs for our executive, administrative, finance and human resources personnel as well as accounting, legal and other professional fees. General and administrative expense decreased $1.2 million, or 61%, to $0.8 million for the three months ended April 30, 2002 from $2.0 million for the three months ended April 30, 2001. For the nine-month period ended April 30, 2002, general and administrative expense decreased $3.3 million, or 51%, to $3.2 million from $6.5 million for the comparable period of fiscal 2001. These decreases were primarily attributable to a significant decrease in personnel and personnel-related costs for the three months and nine months ended April 30, 2002 when compared to the three months and nine months ended April 30, 2001. In addition, bad debt expense for the three months ended April 30, 2002 included a credit of approximately $0.3 million as a result of a reduction in the allowance for doubtful accounts, which resulted from a significant improvement in our collection of accounts receivable. In the first quarter of fiscal 2002, we recorded a recovery of legal expenses of $0.2 million for attorney's fees that had been previously incurred in defending against a claim by a former employee.

        Impairment of intangible assets.    During the quarter ended January 31, 2002, we approved a plan to retire our SiteMaker product as an actively marketed product. We acquired SiteMaker in connection with our acquisition of NetCreate, in October 2000. We arrived at the decision to retire SiteMaker due to two primary factors. First, an analysis of the revenue stream from SiteMaker indicated that actual and currently forecasted revenues from SiteMaker are significantly lower than the estimated revenue levels that were used in the original valuation of NetCreate. Secondly, in future releases of Vicinity Location Server, we intend to market components/functionalities that are similar to SiteMaker, but based on an entirely different code base. As a result, during the three months ended January 31, 2002, we recorded an impairment charge totaling approximately $3.8 million for the remaining goodwill and developed product technology related to the NetCreate acquisition. In addition, during the three months ended April 30, 2001, we recorded approximately $0.8 million in charges for the impairment of intangible assets related to the write-off of goodwill, developed product technology and the assembled workforce related to the NetCreate acquisition, reflecting our de-emphasis on providing custom Web development services.

        Restructuring and other special charges.    We did not record any restructuring or other special charges during the three months ended April 30, 2002. During the three months ended April 30, 2001, we recorded restructuring and other special charges of $2.5 million, consisting of $2.2 million in charges for severance and employment-related costs, closure of facilities, and $0.3 for the write-off of software and other similar costs related to the downsizing of the Company's operations. Charges recorded during the nine months ended April 30, 2001 consisted of the above charges and additional severance and benefit costs related to restructuring plans to reduce expenses.

        Other income, net.    Other income for the three- and nine-month periods ended April 30, 2002 was comprised of approximately $0.7 million and $2.6 million, respectively, of interest income earned on our cash equivalents and short-term investments.

        Net loss.    We have not achieved profitability on a quarterly or annual basis and expect to continue to incur net losses through at least the first half of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

        Overview.    In February 2000, we completed our initial public offering, from which we received net proceeds of $125.9 million in cash. We have used a portion of these proceeds, and intend to continue to use these proceeds, to develop or purchase new technologies, products and/or businesses and improve our technology infrastructure, and for working capital and other general corporate purposes. Our excess financial resources are invested in interest-bearing securities, primarily government securities, municipal bonds, time deposits, Eurodollar deposits, certificates of deposit with approved financial institutions, commercial paper rated A-1/P-1/F-1, corporate notes and bonds and other money market instruments of similar liquidity and credit quality. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for further information related to our investments.

        Future capital requirements will depend upon many factors, including overall market conditions and the rate of growth of our revenues. We believe that our cash, cash equivalents and short-term investments will be sufficient to satisfy our cash requirements for the next several years at our projected expense and revenue levels.

        Comparative cash flow information.    The following table compares cash, cash equivalents and short-term investments and working capital balances as well as sources and uses of cash as of and for the nine months ended April 30, 2002 and 2001 (in millions):

	Nine Months Ended April 30,
	2002	2001
Cash, cash equivalents and short-term investments	$85.3	$93.8
Working capital	79.2	85.5
Cash used in operating activities	(5.1)	(14.6)
Cash provided by (used in) investing activities	19.3	(13.7)
Cash provided by (used in) financing activities	(2.6)	0.2

        Cash used in operating activities was $5.1 million for the nine-month period ended April 30, 2002 compared to $14.6 million for the nine months ended April 30, 2001. This decrease was primarily a result of the decrease in our net loss to $10.1 million from $20.8 million and an increase in non-cash charges for depreciation, amortization and impairment of intangible assets for the nine months ended April 30, 2002 when compared to the nine months ended April 30, 2001.

        Cash provided by investing activities was $19.3 million for the nine-month period ended April 30, 2002, which resulted primarily from sales and maturities of short-term investments exceeding purchases of short-term investments during the period.

        Cash used in financing activities was $2.6 million for the nine-month period ended April 30, 2002, which resulted primarily from $2.7 million in cash used to repurchase our common stock pursuant to the stock repurchase program that we announced in September 2001.

        Stock repurchase program.    In September 2001, we announced a stock repurchase program of up to $5.0 million. Under this program, stock repurchases may be made from time to time in the open market, through block trades or otherwise. As of April 30, 2002, we had repurchased approximately 1,785,000 shares for an aggregate purchase price equal to approximately $2.7 million under the stock repurchase program.

CONTRACTUAL OBLIGATIONS

        Leases.    We lease some of our facilities under non-cancelable operating leases with expiration dates through 2008. Future minimum lease payments under our non-cancelable operating leases as of April 30, 2002 are as follows (in thousands):

Year ending June 30,	Operating Leases
2002	$326
2003	1,938
2004	1,888
2005	1,901
2006	1,824
thereafter	4,241

$12,118

        License Fees.    We have entered into agreements with several content providers. Some of these agreements call for fixed annual payments. Other agreements contain fixed annual minimum payments as well as variable components that require additional payments if our usage exceeds certain content usage thresholds.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

        In preparing our financial statements, we make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and any related disclosures of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements.

        Impairment of intangible assets.    At April 30, 2002 our intangible assets consisted of assets related to the Technology Purchase Agreement the "BeeLine Agreement") with BeeLine LLC ("BeeLine"), under which we paid $3.0 million to purchase technology and related consulting services from BeeLine. The technology was purchased for internal use. We are amortizing the costs over the estimated economic life of the services into which this technology is incorporated, generally three years. The net book value of these intangible assets was $1.8 million as of April 30, 2002. On an ongoing basis, we assess whether any events, including significant changes in demand for our products or changes in market conditions in the principle markets in which we sell our products, would adversely impact the carrying value of these assets. Possible examples of these events include but are not limited to: a significant decline in our market value; a decrease in the market value of a particular asset; and continued operating or cash flow losses combined with forecasted future losses on either a consolidated basis or for an individual revenue generating unit. If such an event were to occur, we would estimate future discounted cash flows generated by each of these assets in order to assess the amount by which the asset was impaired as required by Statement of Financial Accounting Standard No. 121 ("SFAS No. 121"). We will continue to assess the recoverability of our intangible assets in accordance with SFAS No. 121. Changes in market conditions and other business indicators could give rise to factors that would require us to assess whether our intangible assets are impaired.

        On July 1, 2002, we will be required to adopt Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets and Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 142 and SFAS 144"), which supersede SFAS 121, for impairment of intangible assets. Following adoption of SFAS No. 142 and SFAS 144, we will continue to evaluate whether any event has occurred which might indicate that the carrying value of an intangible asset is not recoverable. In addition, SFAS No. 142 requires that we assess at least once a year the fair value and recoverability of our intangible assets.

        Accounts receivable.    As of April 30, 2002, the net accounts receivable balance on our balance sheet, after accounting for the allowance for doubtful accounts, is $1.8 million. We continually review our accounts receivable for recoverability and estimate an allowance for doubtful accounts based on analysis of the portion of the outstanding accounts receivable that has been recognized as revenue. We review all receivables and make a determination of collectibility based on the age of the receivable and the historical collection experience with that customer.

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

        We have not generated enough revenues to exceed the substantial amounts we have spent to develop and operate our business. We incurred net losses of approximately $10.1 million for the nine-month period ended April 30, 2002, $27.3 million for fiscal 2001, $15.4 million for fiscal 2000 and $5.5 million for fiscal 1999. We expect to continue to experience losses through at least the first half of fiscal 2003. Moreover, we base current and future expense levels on our operating plans and our estimates of future revenues. If our revenues grow at a slower rate than we anticipate, or if our spending exceeds our expectations or cannot be adjusted to reflect such slower revenue growth, we may not generate sufficient revenues to achieve profitability. If we do achieve profitability, we may be unable in the future to sustain or increase profitability on a quarterly or annual basis.

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

        Our operating results in the immediate future will be particularly difficult to use for purposes of comparison due to the change in the end of our fiscal year, which will result in the upcoming quarter consisting of only two months. As a result, year-by-year comparisons will also be difficult, as our fiscal year 2002 will only consist of eleven months, as compared to the twelve months for our other fiscal years. In addition, renewals of contracts by our customers have historically occurred most often in the last month of each of our previous fiscal quarters and as a result of changing our fiscal year, such renewals will now occur most often in the first month of each fiscal quarter, rather than the last month.

        Our quarterly net loss was approximately $1.5 million for the three months ended April 30, 2002, $6.0 million for the three months ended January 31, 2002, $2.6 million for the three months ended October 31, 2001, $6.5 million for the three months ended July 31, 2001, and $8.3 million for the three months ended April 30, 2001. Our quarterly operating results may fluctuate significantly in the future due to a variety of factors. These factors include the following, which are generally outside of our control:

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

  •
  the rate of new customer acquisitions and existing customer renewals;

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

        The market price of our common stock has fluctuated widely and may continue to do so. For example, during the period following our initial public offering in February 2000 through the period ended May 31, 2002, the trading price of our common stock has ranged from a high of $76.25 per share to a low of $1.19 per share. Many factors could cause the market price of our common stock to rise and fall in the future. Some of these factors include:

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

Our management team must successfully integrate new members in order for our business to be successful.

        We face challenges in managing our operations due to the addition of new members to our management team and the departures of other executives. In particular, we hired Charles W. Berger as our new President and Chief Executive Officer in December 2001, Teri Dahlbeck as our Senior Vice President, Marketing and Business Development in March 2002, and Daniel Shaver as Senior Vice President, Worldwide Sales in April 2002, and several former senior executives left the company during 2001 and late 2000, including our former Chief Executive Officer and Chief Financial Officer. It may take time for our new executives to become acclimated into the company. New members of our management team may bring management styles, philosophies and policies that could take time to implement. All of our executives serve "at will", and therefore it is possible additional turnover could occur in the future, resulting in limited management continuity and added expenses to the company, including recruitment and severance costs.

Our ability to grow our business depends on whether existing customers renew their contracts with us and whether we are able to sell existing customers additional services.

        We generally enter into one-year license agreements with our customers, and our business model is centered around maintaining and growing these customer relationships. If a significant number of customers fail to renew their contracts with us, this would have an immediate negative impact on our revenues and earnings, as we would likely be unable to adjust our expense levels accordingly. In addition, because much of our past sales growth is the result of selling additional services to existing clients, losses of existing customers would also have a negative long-term impact. Our growth strategy depends in part on the introduction of new services that we hope to sell to our existing clients, including by means of internal development or through acquisitions. We may not develop any of these new services in a cost-effective and timely manner, and we have insufficient experience with these new service offerings to know whether they will be well received by our clients. Any new service we introduce that is not favorably received could damage our relationships with our clients. If our existing clients decide to maintain their current level of service and not upgrade to additional services, we might fall short of our projected sales and would have to cultivate other sales opportunities, which might be expensive and might not materialize.

Our strategy to tailor our ELS solutions around specific vertical markets is unproven and may not be successful.

        One of our strategies to increase sales to existing customers and to sign up new customers is to further tailor our ELS solutions offerings around specific vertical markets. To be successful, we will need to develop additional expertise in our target vertical markets. We may be required to hire new employees to implement this strategy, and any inability or delay in hiring any such new employees may impair our ability to execute on this strategy quickly. In particular, we intend to target the governmental market, and we do not have much experience in selling into this strategies that are different from those that we use with our corporate customers, longer sales cycles and complex approval processes, and reliance on the governmental budget process. Focusing around specific vertical markets may also make it more difficult to move into new vertical markets in the future. If this strategy is not successful, we may not achieve desired sales growth.

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

We may seek to acquire other companies as one means of growing our business, which gives rise to a number of risks that could have adverse consequences to future operating results.

        In the future we may acquire or make investments in complementary businesses, technologies, services or products, or enter into strategic partnerships with parties who can provide access to those assets, if appropriate opportunities arise. From time to time we have had discussions and negotiations with companies regarding our acquiring, investing in or partnering with their businesses, products, services or technologies, and we regularly engage in these discussions and negotiations in the ordinary course of our business. We may not identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates, we may not complete those transactions on commercially acceptable terms or at all. We could have difficulty in assimilating the personnel, operations, technology and software of another company that we acquire. In addition, the key personnel of a company that we acquire may decide not to work for us. If we make acquisitions, we could have difficulty in integrating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may need to incur indebtedness or issue equity securities to pay for any future acquisitions, which could be dilutive to our existing stockholders. Also, acquisitions could result in other expenses, such as restructuring charges, or could require us to record non-cash charges to earnings, including amortization of certain types of intangible assets or write-offs of acquired in-process research and development costs, as well as future impairment charges related to goodwill that we acquire. Any of the above or other factors could harm our ability to achieve profitability or to realize anticipated benefits of an acquisition.

Litigation over intellectual property rights could disrupt or otherwise have a negative impact on our business.

        There has been frequent litigation in the high-technology industry regarding intellectual property rights. We cannot be certain that our products do not and will not infringe issued patents, patents that may be issued in the future, or other intellectual property rights of others, and like others in our industry, we are from time to time subject to claims regarding the alleged intellectual property rights of third parties. For instance, in December 2001, we were sued by Murex Licensing Corporation, which alleged that our ELS solution infringed their patents and sought damages and permanent injunctive relief. We settled this litigation in May 2002 by entering into a patent license. We also resolved a different patent infringement claim in fiscal 1999. We have received, and expect in the future to receive, claims of infringement by us with respect to current or future products, trademarks or other proprietary rights. We may likewise be subject to claims from customers for indemnification with respect any such claims made against customers. Regardless of the merits, these claims could be time-consuming, result in costly litigation, divert our management's attention, cause product or service release delays, require us to redesign our products or services or require us to enter into costly royalty or licensing agreements.

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

        The number of our employees has fluctuated significantly over the last two fiscal years in response to changing market conditions and the evolution of our business. The number of our employees grew from 106 as of October 31, 1999 to 224 as of October 31, 2000, and then decreased to approximately

126 as of April 30, 2002. This fluctuation has placed a significant strain on our management, systems and resources. We expect that we will need to continue to maintain close coordination among our technical, finance, sales and marketing groups in order to successfully manage such fluctuations in personnel.

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

        Our operations are dependent on our ability to maintain our databases, servers and communications equipment in effective working order and to protect them from fire, earthquakes and other natural disasters, sabotage, power loss, telecommunications failure, human error or similar events. Although we currently maintain two geographically dispersed data centers, a system failure or natural disaster could significantly disrupt our operations. Any system failure, including a network, software or hardware failure, that causes an interruption in the performance of our services or a decrease in responsiveness of our services could result in lost clients, reduced revenue and harm to our reputation. Despite the implementation of security measures and standard operating procedures, our infrastructure may also be vulnerable to computer viruses, hackers, human error or similar problems caused by our employees, clients or Internet users. A party who is able to circumvent our security measures could misappropriate proprietary database information or cause interruptions in our operations. As a result, we may be required to expend significant capital and other resources to help protect against, or to alleviate problems caused by, these security breaches. Our insurance may not adequately compensate us for any losses that may occur due to any failure in our system or interruption in our service. In addition, the growth of our business may strain the capacity of our servers and telecommunications systems. If we are unable or otherwise fail to maintain or upgrade our systems, they could fail or suffer degradation in performance. Any damage, failure or delay that causes significant interruption in our databases or other systems would adversely affect our operating results and could cause the price of our common stock to decline.

Our current business plan depends in significant part on third party relationships, many of which are short-term or terminable.

        We presently rely on our strategic partners to provide key services, marketing opportunities, technologies, clients and users. These arrangements can be terminated by our partners in some circumstances. If our relationships with our strategic partners were terminated or if any of our strategic partners were to go out of business, we would have to adapt our operations or business plan, which may take time and may interrupt the provision of the affected services. In addition, if we do not establish additional, and maintain existing, strategic relationships on commercially reasonable terms or if our strategic relationships do not result in an increase in the number of users of our services, we may be unable to continue to offer existing products or to develop new products and we may not experience a significant portion of the anticipated growth in our clients and the number of end-users of our services. As a result, we may not generate sufficient revenues to achieve profitability, and the price of our common stock is likely to fall. Finally, new strategic relationships that are entered into may prove difficult to implement and may fail to provide some or all of the anticipated benefits.

We are dependent on a limited number of third parties for a significant portion of our geographic data.

        Most of our services rely on the availability and accuracy of geographic data. We have licensed a significant portion of our geographic data from a limited number of sources through non-exclusive, short-term contractual arrangements. If any of these third parties were to merge with or be acquired by another company or to go out of business, the number of sources providing this geographic data could be further reduced. Given the short terms of our geographic data licenses, we will have to renegotiate our contracts in the foreseeable future, which may result in contractual terms that are not as favorable to us as our existing data licenses. If we cannot maintain these data licenses or any other third-party license arrangement on commercially reasonable terms, the scope and quality of our services may suffer.

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

        Even if the Internet and wireless services experience significant growth in the number of users and level of use, the Internet and wireless services infrastructures may not be able to support the demands placed upon them by this growth, especially in light of the financial troubles of many telecommunications companies whose networks comprise much of the Internet infrastructure. Our success and the viability of the Internet and wireless services as information media and commercial marketplaces will depend in large part upon the development of robust telecommunications infrastructure for providing Internet access and carrying Internet and wireless traffic. If the use of the Internet and wireless services do not grow adequately, if the necessary telecommunications infrastructure or complementary products are not developed or do not effectively support growth that may occur or if the Internet and wireless services do not become viable information media and commercial marketplaces, we may not experience a significant portion of the growth currently anticipated and the price of our common stock is likely to fall.

We face a competitive labor market for highly skilled employees that we must attract, retain and motivate in order to execute our growth plan.

        Our future success depends on our ability to attract, train, motivate and retain highly skilled employees. Competition for qualified employees among Internet and software companies is intense, particularly in the Silicon Valley area in which our headquarters are located. Market wages for employees include expectations for significant stock-based compensation and, in light of the disappointing performance of our stock price, we may be unable to offer attractive equity packages to potential employees, and may also be unable to retain and motivate our existing employees whose stock options are out-of-the-money. These circumstances could require additional stock option grants or restructurings of existing grants, either of which would be dilutive to holders of our common stock. Additionally, there are several proposals in the Congress and in the accounting industry to require corporations to include compensation expense in their statement of operations relating to the issuance of employee stock options. If such a measure is approved, we may decide to issue fewer stock options in the future. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. The inability to attract additional qualified personnel could disrupt the implementation of our growth strategy upon which the success of our business depends.

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

If we are unable to protect our proprietary rights adequately, our competitors might gain access to our technology and we might not compete successfully in our market.

        Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, patents, confidentiality procedures and contractual provisions to protect our proprietary rights. These legal protections provide only limited protection and may be time consuming and expensive to obtain and enforce. If we fail to protect our proprietary rights adequately, our competitors might gain access to our technology. As a result, our competitors might offer similar products and w might not be able to compete successfully in our market. Moreover, despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Also, our competitors may independently develop similar, but not infringing, technology, duplicate our products, or design around our patents or our other intellectual property. Our failure to protect our proprietary rights adequately or our competitors' successful duplication of our technology could harm our operating results and cause the price of our common stock to decline.

        In particular, we enter into confidentiality and invention assignment agreements with employees, non-disclosure agreements with strategic partners, and other confidentiality and intellectual property-related agreements. Our failure to enter into these agreements when appropriate or our inability to enforce our rights under one or more of these agreements could jeopardize our ability to protect our intellectual property. We have several applications pending for trade and service mark registrations in the United States and in other countries, and it is possible that these applications may not be approved. We may not be granted certain patents with respect to our technology, and any patent that is granted may be challenged or invalidated. We may not develop proprietary products or technologies that are patentable, and any issued patent may not provide us with any competitive advantages or withstand challenges by third parties. In addition, the patents of others may adversely affect our ability to conduct our business.

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

        Our Restated Certificate of Incorporation authorizes us to issue shares of preferred stock, with rights, preferences and privileges designated by our Board of Directors, without further stockholder approval. While this provides desirable flexibility in connection with possible acquisitions and other corporate purposes, any issued preferred stock could have the effect of delaying, deferring or preventing a change in control of our company. Any issuance of preferred stock may adversely affect the voting power of our common stockholders. In addition, provisions of our Restated Certificate of Incorporation and Bylaws eliminate the right of stockholders to act by written consent without a meeting, eliminate the right of stockholders to call a special meeting of stockholders, specify procedures for nominating directors and submitting proposals for consideration at stockholder meetings and provide for a staggered Board of Directors, so that no more than approximately one-third of our directors could be replaced each year and it would take three successive annual meetings to replace all directors. While continuity of the board was an important factor in adopting these provisions, these provisions also have the effect of reducing the vulnerability of our company to an unsolicited acquisition proposal and, accordingly, could discourage potential acquisition proposals and delay or prevent a change in control of our company. These provisions are also intended to discourage tactics that may be used in proxy fights but could, however, have the effect of discouraging others from making tender offers for our common stock and, consequently, may also inhibit fluctuations in the market price of our common stock that could result from actual or rumored takeover attempts. These provisions may also have the effect of preventing changes in the management of our company.

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

If we were deemed to be an "investment company" under the Investment Company Act of 1940, this would harm our business.

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

        Interest rate risk.    The primary objective of our investment activities is to preserve principal and assure sufficient liquidity to meet anticipated needs, while at the same time maximizing the income we receive from our investments within such constraints. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government securities, municipal bonds, time deposits, Eurodollar deposits, certificates of deposit, commercial paper, corporate notes and bonds and other specific money market instruments. We classify our cash equivalents and short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. We classify our cash equivalents and short-term investments as "variable rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. The table below presents the amounts and related weighted average interest rates of our investment portfolio at April 30, 2002 (dollars in thousands):

	Average Interest Rate	Cost	Fair Value
Cash equivalents:
Variable rate	1.79%	$23,111	$23,111
Short-term investments:
Fixed rate	3.70	60,173	60,079
Variable rate	2.06	1,201	1,201

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        Our company and certain of our former officers and directors have been named as defendants in four lawsuits filed in the United States District Court for the Southern District of New York, which have been consolidated into the case MBH Inc. v. Vicinity Corporation et al. By order dated April 19, 2002, Robert Elka has been named as the lead plaintiff. This lawsuit is purportedly being brought as a class action on behalf of individuals who purchased shares of our company's common stock between February 9, 2000 and December 6, 2000 in connection with and traceable to our initial public offering, although no class has been certified. According to the Amended Complaint filed on April 20, 2002, this lawsuit alleges that our company, certain of our former officers and directors, and our securities underwriters violated various sections of the Securities Act of 1933, the Securities Exchange Act of 1934, and related rules, including Rule 10b-5, by reason of alleged false statements and omissions relating to underwriting discounts and market stabilization transactions. The plaintiffs seek unquantified actual damages, recissionary damages and other relief to compensate losses allegedly incurred by purchasers of our common stock in connection with our initial public offering.

        This lawsuit is one of a large number of such actions brought against numerous securities underwriters and issuers of securities that appear to be related to an investigation currently being conducted by the United States Securities and Exchange Commission of the conduct of certain securities underwriters. These lawsuits, including the consolidated action brought against our company, have been transferred to a consolidated docket for coordination and decision of pre-trial motions, discovery and related matters other than trial. Certain underwriter defendants have brought a motion to recuse the judge charged with managing the consolidated docket. The judge has denied the motion and the Second Circuit has denied a petition for a writ of mandamus ordering the recusal. The court recently set a schedule for defendants to make motions to dismiss, such that the motions are expected to be fully submitted to the Court by the end of September 2002.

        At present, discovery has not commenced and we have not responded to any of the complaints in the consolidated action. We believe that the claims against our company and certain of our former officers and directors are without merit and we intend to vigorously defend against them.

        On December 13, 2001, Murex Securities Limited and Murex Licensing Corporation ("Murex") filed a complaint in the United States District Court for the Eastern District of Virginia (Murex Securities Limited, et al. v. Vicinity Corporation, et al, Civil Action No. 01-1895-A) naming Vicinity and two of our customers as defendants. In the Complaint, the plaintiffs alleged that our Enterprise Location Services infringed claims of a number of the plaintiffs' patents, and the plaintiffs sought unspecified damages and permanent injunctive relief. In our response to the Complaint, we denied that we infringed any valid claims of the patents-in-suit. On May 24, 2002, we reached a mutual settlement agreement with Murex regarding this matter. Under the settlement agreement, we were granted a license by Murex in exchange for cash payments. In addition, the settlement agreement includes a fee for past royalties. We expect that payments for past royalties, as well as litigation costs, will be largely covered by our insurance.

        We have received correspondence from Unisys Corporation asserting that our services infringe various claims of patents owned by Unisys Corporation. We are unable at this time to evaluate the merits of these claims. Any litigation over the scope and application of patents or similar intellectual property claims could involve significant costs of defense and would involve risks and uncertainties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

ITEM 5. OTHER INFORMATION.

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)
Exhibits. The following exhibits are included as part of this Report:

Exhibit No.	Description of Exhibit
10.47	Executive Employment Agreement, dated April 30, 2002, by and between Vicinity Corporation and J. Daniel Shaver.
(b)
Reports on Form 8-K:

1.
We filed a current report on Form 8-K on March 6, 2002, reporting under Item 8 (Change in Fiscal Year End) that we have changed our fiscal year end from July 31 to June 30, beginning with our fiscal year 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICINITY CORPORATION Registrant
Dated: June 12, 2002	By:	/s/ MAURY AUSTIN Maury Austin Senior Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  Item 1. Unaudited Condensed Consolidated Financial Statements
VICINITY CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
VICINITY CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
VICINITY CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
VICINITY CORPORATION AND SUBSIDIARES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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