Form 10-KT
period 2002-06-30
VICINITY CORP
filed 2002-09-25
CIK 1029784

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended

OR

☒	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from August 1, 2001 to June 30, 2002.

Commission file number: 000-29365

VICINITY CORPORATION
(Exact name of Registrant as Specified in its Charter)

DELAWARE	77-0414631
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

370 San Aleso Avenue
Sunnyvale, California 94085
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (408) 543-3000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 31, 2002 based on the closing sales price of the Company's Common Stock, as reported on The Nasdaq National Market, was approximately $53,184,000. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares of Common Stock, par value $0.001 per share, of Vicinity Corporation outstanding as of August 31, 2002 was 27,028,725.

        Portions of the Proxy Statement for the annual stockholders' meeting are incorporated by reference into Part III.

VICINITY CORPORATION

REPORT ON FORM 10-K

        Unless the context otherwise requires, references herein to "we," "us," "our company," "the Company" or "Vicinity" are to Vicinity Corporation, a Delaware corporation. We were incorporated as a California corporation in October 1995 and reincorporated as a Delaware corporation in January 2000. "Vicinity," "MapBlast!," "GeoSearch," "Powered by Vicinity," "Vicinity Business Finder," "Vicinity Telephone Business Finder," "Vicinity Wireless Business Finder," and "Vicinity Brandfinder" are registered marks of our company. We have filed applications for the marks "Vicinity Location Server," "Vicinity Web Locator," "Vicinity Wireless Locator," "Vicinity Speech Locator," "Vicinity Data Manager," "VLS," "Vicinity Location Analyzer" and "Power of Location" with the United States Patent and Trademark Office, and these applications are currently pending. Each trademark, trade name or service mark of any other company appearing in this Form 10-K belongs to its holder.

        References in this report to past fiscal years refer to the fiscal year of our company ended on July 31 of that year. We recently changed the last day of our fiscal year from July 31 to June 30, commencing with the present fiscal year 2002. As a result, fiscal year 2003 will commence on July 1, 2002 and end on June 30, 2003. The period from August 1, 2001 through June 30, 2002 is a transition period and resulted in a fiscal year 2002 that contains eleven months. Accordingly, our fiscal fourth quarter of fiscal year 2002, ending on June 30, 2002, contains two months.

Forward Looking Statements

        The statements contained in this Form 10-K that are not historical facts may be deemed to contain forward-looking statements which are subject to safe harbors created under the U.S. federal securities laws. These forward-looking statements include, among other things, statements about our anticipated future revenues, anticipated profitability, anticipated growth of our customer base, and more generally other projections of our future financial performance, our anticipated growth and anticipated trends in our business. In some cases, you can identify these statements by words or phrases such as "anticipate," "estimate," "projects," "believes," "intends," "expects" and similar words and phrases. These statements are only predictions, based on our current expectations about future events, and we cannot guarantee that they will be accurate. Actual results may differ materially from those expressed or implied in any forward-looking statement as a result of several risks and uncertainties, including, without limitation, the risks and uncertainties detailed herein under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results" and in our other filings with the Securities and Exchange Commission. We disclaim any obligation to update any of the forward-looking statements contained herein to reflect future events or developments, unless we are required to do so by law.

PART I

ITEM 1. BUSINESS

OVERVIEW

        We are a leading provider of Enterprise Location Services (ELS) to Global 2000 companies across Web, wireless and speech platforms, enabling businesses, governments and agencies to market the local availability of their products and services. We unify and enrich Web, wireless and speech inquiries in order to catalyze a fundamental improvement in the customer experience. We turn location information into a coherent, rich source of knowledge and embed location intelligence into the fabric of the organization.

        We provide technology-based solutions to a blue-chip customer base that includes such well-known companies as Bank of America, Hilton Hotels, FedEx, Ford Motor Company, and McDonald's. Our solutions are available across the globe and in multiple languages.

        Company history and evolution.    Our company was formed in October 1995, and our initial revenues were derived from providing maps, driving directions and directory services to regional telephone companies and large portal companies. Historically, we generated substantially all of our revenues from our product formerly known as Web Business Finder. In February 2000, we completed our initial public offering in which we issued 8,050,000 shares of common stock at a price of $17.00 per share and received net proceeds of $125.9 million in cash. We currently target our service offerings towards several vertical markets, including automotive, financial services, food services, government, health care, hospitality and retail. Historically, we have generated substantially all of our revenues from licensing our Locator (Web, wireless and speech), and Maps and Driving Directions services.

        During fiscal 2002, we reorganized our business and rebuilt our management team, including a new president and CEO, CTO, senior VP of worldwide sales and senior VP of marketing and business development. During the fourth quarter of fiscal 2002, we experienced customer renewal rates of approximately 90% and a large portion of our customers that renewed their annual license agreements with us also increased the value of their licensed services.

        We are currently focusing our efforts on expanding our service offerings to bring even more value to our customers. We expect that as we roll out new applications, our current and target customers will recognize the importance of reaching their customers via multiple digital channels with dynamic, accurate local information. Our new applications focus on the value of location to the enterprise. One application analyzes the distribution of multiple sets of locations for purposes such as Request for Proposal (RFP) generation, creation of location-specific marketing literature, and new store location analyses. Another application lets large companies distribute the management of maintaining store location information to the store owners themselves for real-time store locator updates. This has the added benefit of bringing store location and contact information into a single corporate system that can be used for reporting, research, and analysis.

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

        Today, many organizations are ill-equipped to manage this increasingly important information asset. This intensifies the challenges for businesses, governments and agencies that are trying to cost-effectively manage larger amounts of location attributes while responding to digital interactions demanded by customers across the world. The ability of a company to manage and harness these information assets and put them to work is an opportunity for cost savings and technological advantage.

        Vicinity services can help to manage and harness this under-utilized information asset. Some of the characteristics of our solutions are:

  •
  Enterprise technology platform (not just content);

  •
  Spatial database with multiple location attributes;

  •
  Populated with location content;

  •
  "Purpose- built" for location services;

  •
  Enterprise (not consumer) solution;

  •
  Integrated reporting and analysis tools for spatial distribution and trends;

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

        Our services offer the following features and benefits to our clients:

        Full lifecycle of services.    The core of our solution, the Vicinity Location Server, is a technology platform that captures, manages and transforms data into geo-coded information, such as maps, driving directions and attributes about companies' stores, branches or offices. Built upon a patented spatial database, the Vicinity Location Server supports hundreds of attributes, collected from a variety of sources. The Vicinity Location Server is scalable to the largest global enterprise and can handle a large volume of digital interaction. We populate this database with mapping content that has been collected and optimized by our team of location technologists. Local and corporate content is aggregated from a variety of data sources within the enterprise to compile a rich set of location information. We automate and streamline the process for managing location information and digital interactions. A fundamental improvement in the process for populating, updating and maintaining location content across the world can lead to significantly reduced costs, while putting these valuable information assets to work.

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

        Cost Efficient Outsourced Services.    Our automated services are designed to provide our clients' customers with accurate and easy to use location and product availability information on demand 24 hours per day, seven days per week.

        Rapid Deployment.    We are able to deploy our solutions in an average of three to four weeks.

        Reporting and Analysis.    Our reporting and analysis features allow our clients to refine their online marketing approach and effectively coordinate and evaluate off-line marketing efforts.

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

STRATEGY

        Key elements of our business strategy include:

        Expand Our Client Base.    We currently target large companies with established consumer brands that offer their products or services in multiple locations. Our sales channels include our direct sales force and our channel partners. We intend to expand our network of channel partners over the next couple of years. We believe we have an attractive service offering to be made available to systems integrators, web developers and application/platform specific integrators focused on vertical markets that complement our market focus. We will establish a robust business development environment working closely with our channel partners to more effectively penetrate these markets.

        Execute to Profitability.    We are focusing on positioning our company to become profitable. Our efforts in this direction include the implementation of careful cost controls and a focus on acquiring new customers and increasing the value of the services that we sell to our current customers.

        Invest in Sales and Marketing.    We have recently rebuilt our marketing organization, which is currently focused on rolling out vertical marketing plans. Our sales team has also been recently reorganized geographically, rather than managed by vertical market as in the recent past. This effort has included the hiring of regional sales people as well as a director of government business. We believe that sales management from a regional level will better serve our customer needs as well as having an economic benefit. Additionally, we have a significant opportunity to develop a strong government presence over the next two years, and intend to invest in that opportunity.

        Expand Product & Service Offerings.    Through internal product development and through partnerships, we have implemented services that deliver our clients' data to potential customers through telephones, wireless telephones and Internet-enabled wireless devices, such as the Palm VII and WAP telephones. With the addition of our new Chief Technology Officer who started in June 2002, we plan to continue to make investments in our research and development organization for expanded and new product initiatives. We intend to develop additional products and services that are tailored to the needs of large multi-location businesses, governments and agencies by focusing on expanding our business intelligence, speech and wireless and support services across a larger global coverage area. We intend to continue to develop new products internally and to build partnerships and work closely with alliance partners and other strategic partners to offer our clients' data across any capable device or platform.

OUR SERVICES

        Our services are designed to capture, manage and transform data into geo-coded information, such as maps, driving directions and attributes about a company's stores, branches or offices.

  Vicinity Location Server

        The Vicinity Location Server is a technology platform that captures, manages and transforms data into geo-coded information, such as maps, driving directions and attributes about a company's stores, branches or offices. Built upon a patented, spatial database, the Vicinity Location Server supports hundreds of attributes, collected from a variety of sources. Vicinity Location Server is scalable to large global enterprises and can handle a large volume of digital interaction. We populate this database with mapping content that has been collected and optimized by our team of location technologists. Local and corporate content is aggregated from a variety of data sources within the enterprise to compile a rich set of location information. We automate and streamline the process for managing location information and digital interactions. A fundamental improvement in the process for populating, updating and maintaining location content across the world can lead to significantly reduced costs, while putting these valuable information assets to work.

  VLS Console

        The VLS Console is a web-based application that allows our clients to manage their locator information, perform geospatial analyses against their locations, view a set of monthly reports on their locator usage, and access Vicinity support services. This single application ties all of Vicinity's services into one easily accessible location.

  Location Analyzer

        Location Analyzer is an application that performs geospatial analyses against a client's locations and a second set of locations, such as their customers, prospects, or partners. The resulting reports provide many valuable functions, such as proof points for Requests for Proposal (RFP), location-specific data for personalized direct mail pieces, and data to assist in the process of locating new stores, branches, or offices.

  Location Customizer

        Location Customizer redistributes the management of location information from a centralized corporate function to the individual storeowners. Rich role and permission information provides control over the information each user can access. Higher-level managers can use Location Customizer to oversee sets of locations, manage system users, and see transaction histories. They can also use the accumulated location and user information to discover and analyze trends in the distribution of their products and services.

        We believe that the Vicinity Location Server, along with an accompanying array of function-specific applications, will form the nucleus of our services going forward. Our target markets for sale of VLS include:

  •
  global, multi-location organizations, governments and agencies that are looking to unlock the value of location information assets and maximize existing IT and data investments;

  •
  organizations, governments and agencies that operate hundreds of locations, many with unique characteristics and attributes that change frequently; and

  •
  organizations, governments and agencies that realize the demand by customers for location information to be accessible not only by the phone, but also over the web and via wireless devices.

CLIENTS

        As of June 30, 2002, our clients included many of the leading names in the retail, hospitality, food and beverage, shipping/transportation, automotive and financial services industries, including:

Retailers	Ace Hardware, Bed Bath & Beyond, Best Buy, Home Depot
Hospitality	Best Western International, Hilton Hotels Corporation, Marriott International, Starwood Hotels & Resorts Worldwide
Food and Beverage	Allied Domecq (Baskin-Robbins, Dunkin' Donuts, Togo's), McDonald's, Tricon Restaurants (KFC, Taco Bell and Pizza Hut)
Shipping/Transportation	Airborne Express, DHL, FedEx
Automotive	Equiva (Shell & Texaco), Ford Motor Company, Harley Davidson, Lexus, Subaru
Financial Services	Bank of America, CitiBank, U.S. Bank, Wells Fargo

        Our target markets for sale of our services include:

  •
  large companies with an established consumer brand;

  •
  companies with a branded product line sold through retail distribution;

  •
  companies with a branded chain of stores;

  •
  advertising agencies servicing national brands;

  •
  Web development agencies servicing national brands;

  •
  Local, state, and federal government agencies with multiple outlets;

  •
  direct marketing agencies servicing national brands;

  •
  franchisers and their franchisees; and

  •
  shopping and search engines.

        We build awareness and demand for our services through marketing programs, including trade shows and events, public relations, channel marketing and telemarketing. Our services are primarily sold through our direct regionally-based sales organization. Additionally, we sell our services through an in-house direct sales team, an outsourced telesales organization, and an outsourced telemarketing agency. We have aggressively built our outsourced sales and marketing capability while focusing on the development of a strong and capable reseller channel. The sales cycle, from identifying a pre-qualified lead to the signing of a services contract, is typically two to four months, though in some cases this cycle is accelerated due to a client's desire to implement a solution quickly or meet a promotional or season deadline, such as the holiday shopping season.

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

        We face primary competition from AOL/MapQuest, Microsoft and Maporama. In addition, we compete with InfoNow Corporation, InfoSpace, MapInfo, Where 2 Get It, Inc., Switchboard, and to a lesser degree, with other smaller, location-based content providers and with companies that provide free or low cost web creation and hosting services in conjunction with Internet service provider, or ISP, services. Finally, with many potential new clients, the initial competitor to our service offerings is the client's own in-house information systems department which may initially believe that it can duplicate our services at a lower cost. In each competitive situation that we face, we believe the factors that cause potential clients to consider our services include the depth of our service offerings, our ability to integrate our services into larger marketing initiatives, the quality and reliability of our services, our speed of implementation and the overall quality of our technology and client service.

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

        The architectural model for our services is a general-purpose template-processing engine utilizing Java/JSP that handles user events, controls program flow and call component sub-servers that manage our enterprise location services solutions to handle all content-specific transactions. The sub-servers handle service requests as socket-based stateless transaction processes. Since the engine and the various sub-servers are all continuously running processes, it is not necessary to start-up any process in order to handle a request. These processes are adjusted to respond to system load as well as to recover from the occasional system error. This architecture allows maximum flexibility of resource deployment across multiple networked machines.

        We deliver our services to customers through either an application programming interface, or API, or through our Professional Services organization that produces a specific template set for an individual customer. The API allows the customer to control the interface and provides the customer with maximum flexibility in terms of creative control. Whether delivered via templates generated by us or using the API, the service is built around customer supplied data that may be updated in batch mode, net change, or on a transaction basis depending on customer needs. Our Client Services organization maintains contact with customers to help them work through any issues before, during and after deployment of their application.

        The usage and reporting data generated by the system are measured in gigabytes per day and are a valuable tool for customers to understand the effectiveness of their marketing efforts. We report usage results through standard secure reports by customer, category, keyword, designated marketing area or other custom requirements.

        We have invested significant resources in the hardware systems that deliver our services with the objective of 99.9% availability in a fully scalable environment across multiple data centers. Our front-end Web servers and database servers are designed for reliability, availability and serviceability to support the operation of our customer's mission-critical applications. We have designed the servers to tolerate power, cooling, or storage failures without affecting system operation and to recover from most failures with minimal disruption. These systems are optimized to provide extremely high throughput.

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

INTELLECTUAL PROPERTY

        We currently hold four United States patents and have filed several other applications for United States patents in order to protect proprietary intellectual property that we believe is important to our business.

        Vicinity, MapBlast! and GeoSearch are registered service marks of our company. We are in the process of obtaining other service marks to describe our primary services. We intend to seek protection for these marks in all markets where we anticipate providing our services.

        Our products and services rely on the availability and accuracy of geographic data. We have licensed a significant portion of our geographic data from a limited number of sources through non-exclusive, short-term contractual arrangements. If any of these third parties were to merge, be acquired or cease to do business, the number of sources providing this geographic data would be further reduced. Given the short terms of our geographic data licenses, we will have to renegotiate our contracts in the foreseeable future which may result in contractual terms that are not as favorable to us as the existing data licenses. If we cannot maintain these data licenses or any other third-party license arrangement on commercially reasonable terms, the accuracy of our services may suffer.

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

EMPLOYEES

        As of June 30, 2002, we had 126 employees, including 15 employed in general and administrative functions, 52 in sales and marketing, 30 in research and development, and 29 in operations. None of our employees is represented by a labor union, and we consider our relations with our employees to be good.

ITEM 2. PROPERTIES

        Our headquarters facility is located in Sunnyvale, California and consists of approximately 53,000 square feet in a two-story building under a lease expiring in September 2008. We currently occupy most of the first floor of this building, or approximately 20,500 square feet. The second floor and a portion of the first floor of the building are being subleased under a sublease agreement expiring in July 2005. In addition, we occupy 11,500 square feet in a building that we own in New Hampshire that is used for engineering and product development. A small portion of our building in New Hampshire is also leased to other tenants.

        We also currently lease approximately 2,200 square feet of office space in San Francisco, California under a lease expiring in August 2005, of which we have subleased all the space under a sublease agreement expiring in December 2003.

        We also lease remote sales office space in New York, Pennsylvania and Windsor in the United Kingdom.

        In addition, we also lease space in a number of data centers in which we locate our equipment.

        We believe that our facilities are adequate for current needs and that additional or substitute space will be available as needed to accommodate any future expansion of our operations.

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

        The Company has made motions to dismiss all claims which motions should be fully submitted by the end of September 2002. We believe that the claims against our company and certain of our former officers and directors are without merit and we intend to vigorously defend against them.

        On December 13, 2001, Murex Securities Limited and Murex Licensing Corporation ("Murex") filed a complaint in the United States District Court for the Eastern District of Virginia (Murex Securities Limited, et al.v Vicinity Corporation, et al, Civil Action No. 01-1895-A) naming Vicinity and two of our customers as defendants. In the Complaint, the plaintiffs alleged that our Enterprise Location Services infringed claims of a number of the plaintiffs' patents, and the plaintiffs sought unspecified damages and permanent injunctive relief. In our response to the Complaint, we denied that we infringed any valid claims of the patents-in-suit. In May 2002, we reached a mutual settlement agreement with Murex regarding this matter. Under the settlement agreement, we were granted a license by Murex in exchange for cash payments. In addition, the settlement agreement includes a fee for past damages. Payments for past damages, as well as litigation costs, were largely paid by our insurance provider. Future payments under the Settlement Agreement are included in our license fee commitments in Footnote 10 in the Notes to the Consolidated Financial Statements. Our insurance provider has contacted us to discuss the finalization of the amount of the claim that was covered under the Murex settlement. We are unable at this time to evaluate the outcome of these discussions.

        We have received correspondence from Unisys Corporation ("Unisys") asserting that our services infringe various claims of a patent owned by Unisys covering LZW compression. Unisys has offered us a license under this patent, which expires in 2003. We are currently evaluating Unisys' offer. In the event that this matter cannot be resolved through negotiation and Unisys files a claim against us under the patent, the litigation could involve significant costs of defense and would involve significant risks and uncertainties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS.

        Our common stock is quoted on The Nasdaq National Market under the symbol "VCNT." The following table lists the high and low bid prices of our common stock for the periods indicated.

	High	Low
Fiscal year ending June 30, 2002
Fourth quarter (May 1, 2002 through June 30, 2002)	$2.07	$1.69
Third quarter (February 1, 2002 through April 30, 2002)	$2.23	$1.77
Second quarter (November 1, 2001 through January 31, 2002)	$2.29	$1.26
First quarter (August 1, 2001 through October 31, 2001)	$1.71	$1.25
Fiscal year ending July 31, 2001
Fourth quarter	$2.40	$1.28
Third quarter	$2.94	$1.19
Second quarter	$10.63	$2.00
First quarter	$20.13	$8.72

        At June 30, 2002, there were approximately 5,000 stockholders of record of our common stock, as shown in the records of our transfer agent.

        We have never declared or paid cash dividends on our common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. The consolidated statement of operations data for the eleven months ended June 30, 2002 and the years ended July 31, 2001, 2000, 1999 and 1998, and the consolidated balance sheet data as of June 30, 2002 and July 31, 2001, 2000, 1999 and 1998, are derived from our audited consolidated financial statements. We have changed our fiscal year end, resulting in a fiscal 2002 that is only eleven months long, when comparing this period to prior fiscal years. Historical results are not necessarily indicative of the results to be expected in the future.

		Year ended July 31,
	Eleven months ended June 30, 2002
		2001	2000	1999	1998
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$16,259	$19,994	$15,190	$6,424	$4,810
Operating expenses	22,921	37,547	25,206	7,939	4,432
Loss from operations	(14,647)	(30,128)	(19,083)	(5,464)	(2,469)
Net loss	(11,534)	(27,284)	(15,417)	(5,515)	(2,481)
Net loss applicable to common stockholders	(11,534)	(27,284)	(16,466)	(6,553)	(2,999)
Basic and diluted net loss per share	$(0.42)	$(0.97)	$(1.08)	$(1.67)	$(1.00)
Weighted average shares used in basic and diluted net loss per share calculation	27,448	28,181	15,309	3,913	2,986

		July 31,
	June 30, 2002
		2001	2000	1999	1998
Consolidated Balance Sheet Data:
Cash and cash equivalents	$12,782	$12,439	$48,195	$9,060	$264
Working capital	77,947	84,862	114,616	4,196	(2,381)
Total assets	96,377	113,782	134,494	13,203	1,821
Capital lease obligations, excluding current portion	—	—	270	298	—
Redeemable convertible preferred stock and warrants	—	—	—	21,403	7,972
Total stockholders' equity (deficit)	86,428	100,598	120,391	(16,569)	(10,287)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS.

        The following discussion contains forward-looking statements which are subject to the safe harbors created under the U.S. federal securities laws. These statements, including statements about revenue growth, earnings and trends in our business, are subject to risks and uncertainties. See "Factors That May Affect Future Results." This section should also be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

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

        Change in fiscal year end date.    In March 2002, we announced that we changed the last day of our fiscal year from July 31 to June 30, commencing with the eleven months ended June 30, 2002 ("fiscal year 2002"). As a result, fiscal year 2003 will commence on July 1, 2002 and end on June 30, 2003. The period from August 1, 2001 through June 30, 2002 was a transition period and resulted in a fiscal year 2002 that contained eleven months. Accordingly, our fiscal fourth quarter of fiscal year 2002, which ended on June 30, 2002, contained two months.

Recent Events

        Adoption of Stockholder Rights Plan.    On August 6, 2002, our board of directors declared a dividend of one stock purchase right ("Right") for each outstanding share of Vicinity common stock. On August 9, 2002, we entered into a Rights Agreement pursuant to which the Rights were issued, and the dividend was issued to stockholders of record. In addition, one Right will be issued with each share of Vicinity common stock that becomes outstanding between August 9, 2002 and the earliest of the date the Rights become exercisable, the date the Rights are redeemed or the expiration or termination of the Rights Agreement. Each Right will become exercisable only upon the occurrence of certain events specified in the Rights Agreement, including the acquisition of 15% of the outstanding shares of Vicinity common stock by a person or group. Each Right entitles the holder, as defined under the Rights Agreement, to acquire shares of Vicinity common stock at a 50% discount to the then prevailing market price. As defined under the

Rights Agreement, our board of directors may redeem outstanding Rights at a price of $0.001 per Right. Prior to such time, the terms of each Right may be amended, or the Rights Agreement may be amended or terminated, by our board of directors without the approval of the holder of each Right.

        Settlement of Murex Patent Litigation.    In May 2002, we reached a mutual settlement agreement with Murex regarding litigation brought by Murex alleging patent infringement. Under the settlement agreement, we were granted a license by Murex in exchange for cash payments. In addition, the settlement agreement includes a fee for past damages. We expect that payments for past damages, as well as our litigation costs, will be largely covered by our insurance. Future payments under this settlement are included in license fees under contractual obligations, which is disclosed in Footnote 10 in the Notes to the Consolidated Financial Statements. Our insurance provider has contacted us to discuss the allocation of the prior payments made for damages and litigation costs in conjunction with the Murex settlement. We are unable at this time to evaluate the outcome of these discussions.

Results of Operations

Comparison of fiscal 2002 to fiscal 2001

        License and hosting fees.    Revenue from license and hosting fees is recognized ratably over the life of the contracts, which typically have one-year, non-refundable terms.

        For the eleven months ended June 30, 2002, we recognized $13.4 million of license and hosting fees revenue, a decrease of $2.6 million, or 16%, compared to $16.0 million in fiscal 2001. The decrease in license and hosting fees revenue was primarily due to fiscal 2002 consisting of eleven months ("shortened fiscal year") as compared to the twelve-month fiscal year ended July 31, 2001 and also due to a reduction in the number of sales contracts for our ELS solution entered into during fiscal 2002 when compared fiscal 2001.

        Deferred revenue consists of customer payments received and accounts receivable recorded in advance of recognizing revenue for license and hosting services. Deferred revenue as of June 30, 2002 and July 31, 2001 was $7.1 million and $7.6 million, respectively.

        Service and transaction fees.    Revenue from service and transaction fees consists of revenue generated from project-related professional services and, to a lesser degree, from advertising and other transactions. This revenue is recognized as the services are performed.

        For the eleven months ended June 30, 2002, we recognized $2.9 million of service and transaction fees revenue, a decrease of approximately $1.2 million, or 29%, from $4.0 million for fiscal 2001. This decrease in service and transaction fees revenue was primarily attributable to fiscal 2002 being a shortened fiscal year and a decrease in demand for, and our decreasing focus on providing, web development services for our customers.

        Cost of revenues.    Cost of revenues includes salaries and benefits of our operations personnel, cost of acquiring data and content, leasing and depreciation costs for our computer hosting equipment and Internet connection and data center charges. Cost of revenues decreased $4.6 million, or 37%, to $8.0 million for the eleven months ended June 30, 2002 compared to $12.6 million for fiscal 2001. The decrease in cost of revenues was primarily attributable to the decreased equipment costs related to our data centers and content fees paid to our content providers, a decrease in headcount and fiscal 2002 being a shortened fiscal year. Gross margin for the eleven months ended June 30, 2002 was 51%, compared to 37% for fiscal 2001. The increase in gross margin for fiscal 2002 primarily reflects a decrease in headcount and a decrease in content fees paid to our content providers.

        Product development.    Product development expense consists primarily of salaries and benefits, consulting expenses and equipment costs. Product development expense decreased $1.7 million, or 25%, to $5.1 million for the eleven months ended June 30, 2002 from $6.8 million for fiscal 2001. The decrease in product development expense for the eleven months ended June 30, 2002 was primarily attributable to the decrease in amortization of intangible assets that resulted from the write-off of the remaining goodwill and developed product technology related to our acquisition of NetCreate in October 2000, headcount reductions and fiscal 2002 being a shortened fiscal year. Those decreases were partially offset by the amortization of intangible assets related to our BeeLine technology purchase, which did not begin until the third quarter of fiscal 2001.

        Sales and marketing.    Sales and marketing expense consists primarily of salaries, commissions, promotion costs, advertising and travel-related expenses. Sales and marketing expense decreased $7.3 million, or 41%, to $10.3 million for the eleven months ended June 30, 2002 from $17.6 million for fiscal 2001. The decrease in sales and marketing expense for the eleven months ended June 30, 2002 as compared to fiscal 2001 was primarily attributable to the decrease in sales and marketing personnel, decreased promotional expenses and fiscal 2002 being a shortened fiscal year.

        General and administrative.    General and administrative expense consists primarily of salaries and related costs for our executive, administrative, finance and human resources personnel as well as accounting, legal and other professional fees. General and administrative expense decreased $4.4 million, or 53%, to $3.9 million for the eleven months ended June 30, 2002 from $8.3 million for fiscal 2001. These decreases were primarily attributable to a significant decrease in personnel and personnel-related costs for the eleven months ended June 30, 2002 as compared to fiscal 2001. In addition, bad debt expense decreased in the eleven months ended June 30, 2002 as compared to fiscal 2001 as a result of significant improvements in our collections of accounts receivable. In the eleven months ended June 30, 2002, we also recorded a recovery of $0.2 million in legal fees that had been previously incurred in defending against a claim by a former employee. Further, the shortened fiscal year by one month also accounted for part of the decrease in general and administrative expenses.

        Impairment of intangible assets.    Impairment of intangible assets consists of charges to write off goodwill related to the NetCreate acquisition. We recorded impairment charges of approximately $3.8 million in the eleven months ended June 30, 2002 in connection with the decision to retire the SiteMaker product as an actively marketed product. During fiscal 2001, we recorded impairment charges of approximately $0.8 million related to the write-off of goodwill, developed product technology and the assembled workforce related to the NetCreate acquisition. See Note 7 in the Notes to Consolidated Financial Statements for additional details on these write-offs.

        Restructuring costs and other special charges.    Restructuring costs and other special charges primarily consist of charges related to severance and employment related costs, the closure of facilities, equipment costs associated with the termination of employees and costs associated with the write-off of software. We recorded a credit of approximately $0.1 million in the eleven months ended June 30, 2002 in connection with the reversal of previously anticipated but unincurred expenses. We recorded approximately $3.6 million in restructuring costs and other special charges in fiscal 2001 in connection with multiple restructuring plans during the year. See Note 7 in the Notes to Consolidated Financial Statements for more details on the restructuring plans.

        Stock-based compensation.    As of July 31, 2000, we had recorded deferred stock-based compensation expense aggregating $2.3 million in stockholders' equity for the difference at the date of grant between the exercise price and the fair value of the common stock underlying stock options granted in fiscal 2000 and 1999. During fiscal 2001, we recorded an additional $0.2 million of deferred stock-based compensation in connection with the NetCreate acquisition. Of these amounts, we recognized as expense a total of $0.1 million, $0.5 million and $1.0 million for the eleven months ended June 30, 2002 and the years ended July 31, 2001 and 2000, respectively. We expect to recognize the remaining balance of less than $0.1 million in stock-based compensation expense in fiscal 2003.

        Other income/expense, net.    Other income for the eleven months ended June 30, 2002 and fiscal 2001 was comprised of approximately $3.0 million and $6.2 million, respectively, of interest income earned on the cash proceeds received from our initial public offering in February 2000. The decrease in interest income was primarily a result of lower average cash and cash equivalent balances in the eleven months ended June 30, 2002, the overall decrease in interest rates on investment balances and also fiscal 2002 being a shortened fiscal year. In addition, during fiscal 2001, we realized a loss of approximately $3.2 million related to the write-down to fair market value of an investment in an equity fund made during the year.

Comparison of fiscal 2001 to fiscal 2000

        License and hosting fees.    In fiscal 2001, we recognized $16.0 million of license and hosting fees revenue, an increase of $4.9 million, or 44%, compared to $11.1 million in fiscal 2000. The increase in license and hosting fees revenue was generally attributable to the growth in our customer base over past fiscal years and to the approximately 90% contract renewal rate by our existing customers, specifically for our Business Finder services.

        Deferred revenue as of both July 31, 2001 and July 31, 2000 was $7.6 million.

        Service and transaction fees.    In fiscal 2001, we recognized $4.0 million of service and transaction fees revenue, a decrease of $0.1 million, or 2%, from $4.1 million for fiscal 2000. This slight decrease in service and transaction fees revenue is primarily attributable to a decrease in demand for, and our decreasing focus on providing, Web development services for our customers.

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

        Product development.    Product development expense increased $3.5 million, or 104%, to $6.8 million for fiscal 2001 from $3.3 million for fiscal 2000. The increase in product development expense in fiscal 2001 was primarily attributable to increases in personnel and personnel-related costs as well as the amortization of intangible assets related to our acquisition of NetCreate and the BeeLine technology purchase.

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

  Liquidity and Capital Resources

        Overview.    In February 2000, we completed our initial public offering and, as a result, issued 8,050,000 shares of common stock at a price of $17.00 per share. We received approximately $125.9 million in cash from our initial public offering, net of underwriting discounts and other offering costs. We have used a portion of these proceeds to expand our sales and marketing efforts, to expand our international business, to develop and acquire new technologies and products and improve our technology infrastructure, and for working capital and other general corporate purposes. We intend to continue to use the proceeds to develop new technologies and products and improve our technology infrastructure, for working capital and other general corporate purposes. Pending these uses, we have invested the proceeds primarily in interest-bearing securities, primarily government securities, municipal bonds, time deposits, Eurodollar deposits, certificates of deposit with approved financial institutions, commercial paper rated A-1/P-1/F-1, corporate notes and bonds and other money market instruments of similar liquidity and credit quality. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for further information related to our investments.

        We intend to maintain spending levels relatively constant until such time as we experience adequate growth rates in revenues.

        Future capital requirements will depend upon many factors, including overall market conditions and the rate of growth of our revenues. We believe that our cash, cash equivalents and short-term investments will be sufficient to satisfy our cash requirements for at least the next year.

        Comparative cash flow information.    The following table compares cash, cash equivalents and short-term investment and working capital balances as well as sources and uses of cash as of and for the eleven months ended June 30, 2002 and the years ended, July 31, 2001 and 2000 (in millions):

		Years Ended July 31,
	Eleven Months Ended June 30, 2002
		2001	2000
		(In millions)
Cash, cash equivalents and short-term investments	$83.6	$93.7	$121.8
Working capital	$77.9	$84.9	$114.6
Cash used in operating activities	$(6.2)	$(15.1)	$(10.0)
Cash provided by (used in) investing activities	$9.3	$(20.5)	$(79.2)
Cash provided by (used in) financing activities	$(2.8)	$(0.2)	$128.3

        Cash used in operating activities was $6.2 million for the eleven months ended June 30, 2002 compared to $15.1 million for the year ended July 31, 2001. This decrease was primarily as a result of the decrease in our net loss to $11.5 million for the eleven months ended June 30, 2002 from $27.3 million for the year ended July 31, 2001, partially offset by non-cash charges for the impairment of intangible assets, depreciation and amortization, stock-based compensation and the net change in operating assets and liabilities.

        Cash provided by investing activities was $9.3 million for the eleven months ended June 30, 2002. Cash provided by investing activities primarily resulted from the proceeds from sales and maturities of short-term investments partially offset by the purchases of short-term investments.

        Cash used in financing activities was $2.8 million for the eleven months ended June 30, 2002. Cash used in financing activities primarily reflects the purchase of stock under our stock repurchase program of $2.7 million.

        Stock repurchase program.    In September 2001, we announced a stock repurchase program of up to $5.0 million. Under this program, stock repurchases may be made from time to time in the open market, through block trades or otherwise. As of June 30, 2002, we had repurchased approximately 1,785,000 shares for an aggregate purchase price equal to approximately $2.7 million under the stock repurchase program. We did not repurchase any shares during the two month period ended June 30, 2002.

CONTRACTUAL OBLIGATIONS

        Leases.    We lease equipment and its facilities under non-cancelable operating leases with expiration dates through 2008. Excluding sublease income, future minimum lease payments under our non-cancelable operating leases as of June 30, 2002 are as follows (in thousands):

Year ending June 30,	Operating Leases
2003	$1,916
2004	1,884
2005	1,935
2006	1,859
2007	1,888
Thereafter	2,435

Total minimum lease payments	$11,917

        During fiscal 2001, we entered into a sublease agreement for approximately 50% of the rentable square footage of its headquarters facility. In July 2002, we renegotiated the sublease agreement to rent out approximately an additional 12% of the space. The future minimum rentals to be received under the renegotiated agreement total approximately $1.1 million, $0.7 million and $0.6 million for the years ending June 30, 2003, 2004 and 2005, respectively.

        License Fees.    We have entered into agreements with several content providers. Some of these agreements call for fixed annual payments. Other agreements contain fixed annual minimum payments as well as variable components that require additional payments if our usage exceeds certain content usage thresholds. As of June 30, 2002, the terms of such agreements include the following future minimum license fees (in thousands):

2003	$885
2004	125
2005	25
2006	50
2007	175
Thereafter	1,225

Total non-cancelable license fees	$2,485

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

        Impairment of intangible assets and other long-lived assets.    At June 30, 2002, our intangible assets consisted of assets related to the Technology Purchase Agreement (the "BeeLine Agreement") with BeeLine LLC ("BeeLine"), under which we paid $3.0 million to purchase technology and related consulting services from BeeLine. The technology was purchased for internal use. We are amortizing the costs over three years, which represents the estimated economic life of the services into which this technology is incorporated. The net book value of these intangible assets was $1.7 million as of June 30, 2002. Commencing July 1, 2002, we will adopt Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which superseded SFAS 121, for impairment of intangible assets and other long-lived assets. Following the adoption of SFAS 144, we will continue to evaluate whether any event has occurred which might indicate that the carrying value of an intangible asset or other long-lived asset is not recoverable.

        Accounts receivable.    As of June 30, 2002, the net accounts receivable balance on our balance sheet, after accounting for the allowance for doubtful accounts, was $2.4 million. We continually review our accounts receivable for recoverability and estimate an allowance for doubtful accounts based on analysis of the portion of the outstanding accounts receivable that has been recognized as revenue. We review all receivables and make a determination of collectibility based on the age of the receivable and the historical collection experience with that customer. Historically, our write-offs for doubtful accounts have not been significant.

Recent Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company will be required to implement SFAS 142 as of the beginning of its fiscal year 2003. The adoption of this statement will not have a material impact on the Company's operating results, financial position or cash flows.

        In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 applies to all long-lived assets (including discontinued operations). SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 will be effective for the Company in fiscal 2003. The adoption of this statement will not have a material impact on the Company's operating results, financial position or cash flows.

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 supersedes previous accounting guidance. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We have not yet evaluated the effects that this standard will have on our consolidated financial statements.

Factors That May Affect Future Results

        Current and potential stockholders should consider carefully each of the following factors in making their investment decisions. These factors should be considered together with the other information included or incorporated by reference in this Form 10-K.

Economic, political and market conditions can adversely affect our revenue growth.

        Our revenue growth and profitability depends on the overall demand for computer software and services. Because we are targeting our sales efforts primarily at corporate and government customers, our business depends on general economic and business conditions. The general weakening of the global economy and the weakening of business conditions, particularly in the high technology, telecommunications and manufacturing industry sectors, as well as governmental budgetary constraints, may result in delays, decreases and cancellations of customer purchases. In addition, terrorist attacks upon the United States have contributed to economic, political and other uncertainties that could adversely affect our revenue growth and results. If economic and market conditions do not improve, our business may be adversely affected.

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

        We have not generated enough revenues to exceed the amounts we have spent to develop and operate our business. We incurred net losses of approximately $11.5 million for the eleven months ended June 30, 2002, $27.3 million for fiscal 2001 and $15.4 million for fiscal 2000. We expect to continue to experience losses through the immediately foreseeable future. Moreover, we base current and future expense levels on our operating plans and our estimates of future revenues. If our revenues grow at a slower rate than we anticipate, or if our spending exceeds our expectations or cannot be adjusted to reflect such slower revenue growth, we may not generate sufficient revenues to achieve profitability. If we do achieve profitability, we may be unable in the future to sustain or increase profitability on a quarterly or annual basis.

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

        Our operating results in the immediate future will be particularly difficult to use for purposes of comparison due to the change in our fiscal year end to June 30 from July 31. As a result, year-by-year comparisons will be difficult, as our fiscal year 2002 consisted of eleven months, as compared to the twelve months for our prior fiscal years. In addition, renewals of contracts by our customers have historically occurred most often in the last month of each of our previous fiscal quarters and as a result of changing our fiscal year, such renewals will now occur most often in the first month of each fiscal quarter, rather than the last month.

        Our quarterly net loss was approximately $1.4 million for the two months ended June 30, 2002, $1.5 million for the three months ended April 30, 2002, $6.0 million for the three months ended January 31, 2002 and $2.6 million for the three months ended October 31, 2001. Our quarterly operating results may fluctuate significantly in the future due to a variety of factors. These factors include the following, which are generally outside of our control:

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

        The market price of our common stock has fluctuated widely and may continue to do so. For example, during the period following our initial public offering in February 2000 through the period ended August 31, 2002, the trading price of our common stock has ranged from a high of $76.25 per share to a low of $1.19 per share (low of $1.25 and high of $2.29 in fiscal 2002). Many factors could cause the market price of our common stock to rise and fall in the future. Some of these factors include:

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

We might experience significant undetected errors or "bugs" in our products.

        Software products frequently contain errors or security flaws, especially when first introduced or when new versions are released. Software errors that are undetected in testing prior to product release could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. Customers who critically rely on our products that to run their businesses may have a greater sensitivity to product errors and security vulnerabilities than customers for general software products. If we experience errors or delays in releasing new products or new versions of products, we could lose revenues. Software product errors could also subject us to product liability, performance and/or warranty claims, which could adversely affect our business and operating results.

Our management team must successfully integrate new members in order for our business to be successful.

        We face challenges in managing our operations due to the addition of new members to our management team and the departures of other executives. In particular, we hired Charles W. Berger as our new President and Chief Executive Officer in December 2001, Teri Dahlbeck as our Senior Vice President, Marketing and Business Development in March 2002, Daniel Shaver as Senior Vice President, Worldwide Sales in April 2002, and Steven Weinstein as Chief Technology Officer in June 2002, and several former senior executives left the company during 2001 and late 2000, including our former Chief Executive Officer and Chief Financial Officer. It may take time for our new executives to become acclimated into the company. New members of our management team may bring management styles, philosophies and policies that could take time to implement. All of our executives serve "at will", and therefore it is possible additional turnover could occur in the future, resulting in limited management continuity and added expenses to the company, including recruitment and severance costs.

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

        One of our strategies to increase sales to existing customers and to sign up new customers is to further tailor our ELS solutions offerings around specific vertical markets. To be successful, we will need to develop additional expertise in our target vertical markets. We may be required to hire new employees to implement this strategy, and any inability or delay in hiring any such new employees may impair our ability to execute on this strategy quickly. In particular, we intend to target the governmental market, and we do not have much experience in selling into this vertical. Targeting the governmental market may introduce new risks, including the requirement to develop sales strategies that are different from those that we use with our corporate customers, longer sales cycles and complex approval processes, and reliance on the governmental budget process. Focusing around specific vertical markets may also make it more difficult to move into new vertical markets in the future. If this strategy is not successful, we may not achieve desired sales growth.

We may be unable to maintain our current pricing structure because our business is changing rapidly, as are the services that we provide.

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

        The number of our employees has fluctuated significantly over the last two fiscal years in response to changing market conditions and the evolution of our business. The number of our employees grew from 106 as of October 31, 1999 to 224 as of October 31, 2000, and then decreased to approximately 126 as of June 30, 2002. This fluctuation has placed a significant strain on our management, systems and resources. We expect that we will need to continue to maintain close coordination among our technical, finance, sales and marketing groups in order to successfully manage such fluctuations in personnel.

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

A third party's ability to acquire us might be more difficult because of anti-takeover provisions in our Restated Certificate of Incorporation and Bylaws and our adoption of a stockholder rights plan.

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

        In addition, in August 2002, we adopted a stockholder rights plan. This plan may provide the Board of Directors with leverage in negotiating for a premium in the event of a change of control of Vicinity, but may also have the effect of discouraging or delaying a change of control of the company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures About Market Rate Risk

        The following discussion about our market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk.

        Interest rate risk.    The primary objective of our investment activities is to preserve principal and assure sufficient liquidity to meet anticipated needs, while at the same time maximizing the income we receive from our investments within such constraints. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government securities, municipal bonds, time deposits, Eurodollar deposits, certificates of deposit, commercial paper, corporate notes and bonds and other specific money market instruments. We classify our cash equivalents and short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. We classify our cash equivalents and short-term investments as "variable rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. The table below presents the amounts and related weighted interest rates of our investment portfolio at June 30, 2002 (dollars in thousands):

	Average Interest Rate	Cost	Fair Value
Cash equivalents:
Fixed rate	—	—	—
Variable rate	1.82%	$12,303	$12,303
Short-term investments:
Fixed rate	3.30%	$70,601	$70,781
Variable rate	—	—	—

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

        Equity Security Price Risk.    In October 2000, we invested $5.0 million in a newly organized, non-diversified, closed-end management investment company, or the Fund, that is subject to market price volatility. The Fund has an investment objective of long-term capital appreciation and seeks to achieve its objective by investing in equity securities of small, medium and large capitalized United States and foreign companies considered to significantly benefit from, or derive revenue from, the Internet. In addition, this fund may also invest in securities of private investment funds that invest primarily in venture capital companies. Investments in technology companies and, in particular, venture capital companies, pose special risks. Due to an overall decline in equity prices in fiscal 2001, particularly in the technology sector, the value of this investment had declined by approximately $3.2 million to $1.8 million as of July 31, 2001. In an attempt to minimize future risk posed by overall market declines, we offered up our shares in the Fund for sale prior to July 31, 2001. In August 2001, we realized proceeds from the sale of all of our shares in the Fund of approximately $1.8 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is set forth in our consolidated financial statements and notes thereto beginning at page 38 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth, as of June 30, 2002, the name, age and position of each of our directors and executive officers:

Name	Age	Position
Charles W. Berger	48	President and Chief Executive Officer
Maury Austin	44	Senior Vice President and Chief Financial Officer; Secretary
Scott P. Sullivan	38	Vice President, Human Resources
Michael T. Torgersen	58	Vice President, Operations and Chief Information Officer
Teri Dahlbeck	40	Senior Vice President, Marketing and Business Development
Dan Shaver	60	Senior Vice President, Sales
Steve Weinstein	47	Chief Technology Officer
Ronald S. Smith (1),(2)	60	Chairman of the Board of Directors
Barton Faber (1)	55	Director
Gerald R. Gallagher (1)	60	Director
Douglas A. McIntyre (2)	46	Director
Michael E. Sears (2)	45	Director

(1)
Member of the Compensation Committee.

(2)
Member of the Audit Committee.

        Charles W. Berger has served as our President and CEO and as a director since December 2001. Prior to joining Vicinity, Mr. Berger served as president and CEO of AdForce, Inc., a provider of on-line ad management and delivery services from July 1997 to June 2001. Prior to Adforce, Mr. Berger was chairman and CEO of Radius, Inc., a Macintosh peripheral and software developer from March 1993 to July 1997. He has also held various senior management positions at Sun Microsystems, Inc. and Apple Computer, Inc. Mr. Berger holds an MBA degree from the University of Santa Clara, and a Bachelors of Science in Business Administration degree from Bucknell University.

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

        Teri Dahlbeck has served as our Senior Vice President of Marketing and Business Development since March 2002. Prior to joining Vicinity, Ms. Dahlbeck was a founder and president of GotMarketing.com, an e-mail marketing software company from December 1998 to July 2001. Prior to joining GotMarketing.com, Ms. Dahlbeck was president of Component Integration Laboratories, an IBM and Apple joint venture from August 1996 to July 1997. Ms. Dahlbeck started her career with an eleven year tenure at Apple Computer in various positions, including programmer, business development and marketing manager. She holds a Bachelor of Science and Masters of Business Administration degree from California Polytechnic State University, San Luis Obispo.

        Dan Shaver has served as our Senior Vice President of Worldwide Sales since April 2002. Prior to joining Vicinity, Mr. Shaver was the managing partner and information technology consultant at The Kenwood Group from October 1997 to April 2002. Prior to joining The Kenwood Group, Mr. Shaver held VP-level tenures in sales and marketing at AdForce, Inc. from October 2000 to July 2001. Prior to AdForce, Inc., Mr. Shaver held VP-level tenures in sales and marketing at Radius, Inc. from March 1993 to September 1995. Prior to joining Radius, Inc., Mr. Shaver worked in channel strategy at Sun Microsystems, in marketing at MicroAge, Inc., and in several positions over 8 years at Apple Computer, Inc., most notably as vice president of channel strategy and reseller development. Earlier in his career Mr. Shaver worked as a consultant helping to restructure companies such as The Jubry Group and H&F Medical, and began his sales career by spending ten years at IBM Corporation. He holds a bachelor of arts degree in economics from Dickinson College, and has completed an executive program at the INSEAD Graduate School of Business in Fountaine Bleau, France.

        Steven Weinstein has served as our Chief Technology Officer since June 2002, where he is responsible for determining the technology strategy and expanding the core intellectual property of the company. Prior to joining Vicinity, Mr. Weinstein was the president of Backstage Pass, a business focused on digital identities and online communities for major music talent from 2001 to 2002. Prior to joining Backstage Pass, Mr. Weinstein was a founding executive and Chief Technology Officer of Liberate Technologies from 1996 to 2001. From 1993 to 1996, Mr. Weinstein was the studio head/general manager of gaming company Microprose, Inc. (now part of Hasbro Interactive), and before that served as the VP of software engineering at Electronics for Imaging, Inc. Other career experience includes leadership roles in engineering at Media Cybernetics, Inc. and Ship Analytics, Inc. Mr. Weinstein holds a Bachelor of Science degree in mathematics from Vanderbilt University.

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

        Barton Faber was named a Director in May 2002. Faber is general partner in Atrium Partners, a venture fund focused on information technology, and has served in numerous executive level positions over a 30-year career. Faber was recently Chairman of Metromail Corporation. He also served on the executive management team of R.R. Donnelley & Sons Company for ten years, most recently as president of the Information Resources unit. His early career experiences include executive positions at Continental Bank N.A., Mobil Oil Corporation, Ramada Inc. and Ramada Europe Inc. Faber currently serves on the board of directors of Document Sciences Corporation, IPT Limited UK, Intervisual Communications, and Looking Glass Technologies. He attended Arizona State University for his undergraduate studies and received his MBA from New York University.

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

        Douglas A. McIntyre was named a Director in July 2001. Mr. McIntyre has been the President and Chief Executive Officer and Chairman of On2 Technologies, Inc. since April and May 2000, respectively. From 1998 to March of 2000, he served as President and Chief Executive Officer of FutureSource/Bridge L.L.C. From 1996 to 1997, he served as President of Switchboard.com Inc. Mr. McIntyre also serves as a Director of TheStreet.com. Mr. McIntyre graduated magna cum laude from Harvard University in 1977.

        Michael E. Sears has served as a Director since June 1998. Mr. Sears is currently the CEO of Chronadio, Inc. Prior to joining Chronadio, Inc., Mr. Sears was President and Chief Executive Officer of Black Pearl Software, Inc., a provider of Internet enterprise software tools. From 1997 to 1999, Mr. Sears was the General Manager of Spyglass, Inc., a provider of Internet connectivity solutions. From 1996 to 1997, Mr. Sears was an independent consultant, and from 1990 to 1996, Mr. Sears was a General Manager of Sun Microsystems, Inc. Mr. Sears holds a Bachelor of Science degree from the United States Naval Academy, and Juris Doctorate and Master of Business Administration degrees from Stanford University.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference from our definitive proxy statement or an amendment to this report on Form 10-K/A to be filed on or before October 28, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  AND RELATED STOCKHOLDER MATTERS

        The information concerning security ownership of certain beneficial owners and management required by Item 12 is incorporated by reference from our definitive proxy statement or an amendment to this report on Form 10-K/A to be filed on or before October 28, 2002.

  Securities Authorized for Issuance Under Equity Compensation Plans

        The following table summarizes options, warrants and rights as of June 30, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants (1) and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,590,556	$3.10	912,521	(2)
Equity compensation plans not approved by security holders	1,061,000	$1.67	—

Totals	4,651,556	$2.75	912,521

(1)
Note that the exercise price of these warrants is determined as of the date when a specific milestone is achieved. Since no milestones were achieved as of June 30, 2002, these warrants were not exercisable and therefore had no exercise price. Accordingly, these warrants were excluded from the weighted-average exercise price calculation. These warrants expired unexercised in July 2002. See Note 4 in the Notes to Consolidated Financial Statements for additional details on the warrants outstanding.

(2)
Of these shares, 557,521 shares remain available for issuance under our 2000 Equity Participation Plan and 355,000 shares remain available for issuance under our 2000 Employee Stock Purchase Plan.

        The total number of shares to be issued upon exercise does not include approximately 3,080 outstanding options as of June 30, 2002 that were assumed as part of our acquisition of NetCreate Systems. The weighted average exercise price of these outstanding options was $6.82 as of June 30, 2002. In connection with this acquisition, we only assumed outstanding options granted under the NetCreate Employee Stock Option Plan, but not the plan itself, and therefore no further options may be granted under that plan.

        We do not have any non-stockholder approved equity compensation plans, other than an individual compensation arrangement with our Chief Executive Officer, Chuck Berger, in connection with the commencement of his employment in December 2001. In accordance with his offer letter dated December 5, 2001, we granted him an option to purchase 1,300,000 shares of our common stock, of which 239,000 were granted under our 2000 Equity Participation Plan. The option exercise price is 100% of the fair market value on the date of grant, and the option has a term life of ten years. The option vests as to 25% of the shares on the one-year anniversary of the date of grant, and as to 2.08% of the shares each month thereafter over the next three years. However, upon a change of control of Vicinity, the option will instead vest as to 50% of the then-unvested shares, and thereafter shall vest according to the original vesting schedule as if the original option had been exercisable for 650,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated by reference from our definitive proxy statement or an amendment to this report on Form 10-K/A to be filed on or before October 28, 2002.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

        The following are filed as a part of this Form 10-K and included in Item 8:

(a) 1. Financial Statements

  2. Financial Statement Schedule

            The following financial statement schedule of Vicinity Corporation for the eleven months ended June 30, 2002, and for the years ended July 31, 2001 and 2000 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Vicinity Corporation:

Schedule
II	Valuation and Qualifying Accounts	65

Schedules other than that listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

  3. Exhibits

The exhibits listed in the Exhibit Index which appears at the end of this Form 10-K are filed as part of or incorporated by reference into this report.

(b) Reports on Form 8-K

        We filed a current report on Form 8-K on May 31, 2002 announcing that we had settled our patent litigation with Murex Licensing Corporation.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized as of this 25th day of September 2002.

VICINITY CORPORATION
/s/ CHARLES W. BERGER President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Charles W. Berger and Maury Austin and each one of them, acting individually and without the other, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signature	Title	Date

/s/ CHARLES W. BERGER Charles W. Berger	President and Chief Executive Officer	September 25, 2002
/s/ MAURY AUSTIN Maury Austin	Senior Vice President and Chief Financial Officer	September 25, 2002
/s/ RONALD S. SMITH Ronald S. Smith	Chairman of the Board of Directors	September 25, 2002
/s/ BARTON FABER Barton Faber	Director	September 25, 2002
/s/ GERALD R. GALLAGHER Gerald R. Gallagher	Director	September 25, 2002
/s/ DOUGLAS A. MCINTYRE Douglas A. McIntyre	Director	September 25, 2002
/s/ MICHAEL E. SEARS Michael E. Sears	Director	September 25, 2002

CERTIFICATIONS

I, Charles W. Berger, certify that:

        1.    I have reviewed this report on Form 10-K of Vicinity Corporation;

        2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

Date: September 25, 2002

/s/ CHARLES W. BERGER President and Chief Executive Officer

I, Maury Austin, certify that:

        1.    I have reviewed this report on Form 10-K of Vicinity Corporation;

        2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

Date: September 25, 2002

/s/ MAURY AUSTIN Senior Vice President and Chief Financial Officer

VICINITY CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Vicinity Corporation:

We have audited the accompanying consolidated balance sheets of Vicinity Corporation and subsidiaries (the Company) as of June 30, 2002 and July 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the eleven months ended June 30, 2002 and the years ended July 31, 2001 and 2000. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicinity Corporation and subsidiaries as of June 30, 2002 and July 31, 2001, and the results of their operations and their cash flows for the eleven months ended June 30, 2002 and the years ended July 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Mountain View, California
July 19, 2002, except as to Note 17,
    which is as of August 9, 2002

VICINITY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2002	July 31, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,782	$12,439
Short-term investments	70,781	81,284
Accounts receivable, net	2,437	2,893
Prepaid expenses and other current assets	1,472	1,010

Total current assets	87,472	97,626
Property and equipment, net	6,364	9,229
Intangible assets, net	1,658	6,610
Other assets	883	317

Total Assets	$96,377	$113,782

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$255	$845
Accrued liabilities	2,151	4,054
Deferred revenue	7,119	7,638
Capital lease obligations, current portion	—	227

Total current liabilities	9,525	12,764
Other liabilities	424	420

Total Liabilities	9,949	13,184
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; outstanding—none	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding—26,851,000 and 28,526,000 at June 30, 2002 and July 31, 2001, respectively	27	29
Additional paid-in capital	155,619	158,364
Deferred stock-based compensation	(32)	(263)
Notes receivable from stockholder	—	(39)
Accumulated other comprehensive income	180	339
Accumulated deficit	(69,366)	(57,832)

Total Stockholders' Equity	86,428	100,598

Total Liabilities and Stockholders' Equity	$96,377	$113,782

See Notes to Consolidated Financial Statements.

VICINITY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

		Years Ended July 31,
	Eleven Months Ended June 30, 2002
		2001	2000
REVENUES
License and hosting fees	$13,397	$15,952	$11,065
Service and transaction fees	2,862	4,042	4,125

	16,259	19,994	15,190
COST OF REVENUES (1)	7,985	12,575	9,067

Gross profit	8,274	7,419	6,123
OPERATING EXPENSES
Product development (1)	5,069	6,798	3,330
Sales and marketing (1)	10,294	17,579	16,148
General and administrative (1)	3,870	8,280	4,711
Stock-based compensation	69	490	1,017
Impairment of Intangible Assets	3,752	754	—
Restructuring costs and other special charges	(133)	3,646	—

	22,921	37,547	25,206

LOSS FROM OPERATIONS	(14,647)	(30,128)	(19,083)
OTHER INCOME (EXPENSE)
Interest income	2,988	6,173	3,728
Interest expense	(4)	(47)	(67)
Loss on investment	—	(3,169)	—
Other	129	(113)	5

	3,113	2,844	3,666

NET LOSS	(11,534)	(27,284)	(15,417)
Accretion on redeemable convertible preferred stock and warrants	—	—	1,049

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(11,534)	$(27,284)	$(16,466)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.42)	$(0.97)	$(1.08)

WEIGHTED AVERAGE SHARES USED IN BASIC AND DILUTED NET LOSS PER SHARE CALCULATION	27,448	28,181	15,309

(1) Excludes stock-based compensation of:
Cost of revenues	$23	$107	$49
Product development	29	63	107
Sales and marketing	11	205	527
General and administrative	6	115	334

	$69	$490	$1,017

See Notes to Consolidated Financial Statements.

VICINITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands)

	Redeemable convertible preferred stock
			Common stock				Notes receivable from stockholders		Accumulated other comprehensive income (loss)		Total stockholders' equity (deficit)
					Additional paid-in capital	Deferred stock-based compensation		Comprehensive loss		Accumulated deficit
	Shares	Amount	Shares	Amount
Balances, July 31, 1999	11,217	$21,403	5,288	$5	$(301)	$(1,044)	$(98)		—	$(15,131)	$(16,569)
Comprehensive loss
Net loss	—	—	—	—	—	—	—	$(15,417)	—	(15,417)	(15,417)
Other comprehensive loss
Unrealized loss on available-for-sale securities								(262)	(262)		(262)

Total other comprehensive loss								(262)

Comprehensive loss								$(15,679)

Issuance of preferred stock and warrants	1,302	3,750	—	—	—	—	—		—	—	—
Accretion on redeemable preferred stock and warrants	—	1,049	—	—	(1,049)	—	—		—	—	(1,049)
Issuance of common stock for cash and note receivable	—	—	1,655	2	689	—	(134)		—	—	557
Conversion of preferred stock into common stock	(12,519)	(26,202)	13,116	13	26,189	—	—		—	—	26,202
Issuance of common stock through initial public offering, net	—	—	8,050	8	125,901	—	—		—	—	125,909
Repurchase of unvested common stock	—	—	(15)	—	(9)	—	—		—	—	(9)
Deferred compensation related to option grants	—	—	—	—	1,133	(1,133)	—		—	—	—
Amortization of stock-based compensation	—	—	—	—	—	1,017	—		—	—	1,017
Other	—	—	—	—	12	—	—		—	—	12

	Redeemable convertible preferred stock
			Common stock				Notes receivable from stockholders		Accumulated other comprehensive income (loss)		Total stockholders' equity (deficit)
					Additional paid-in capital	Deferred stock-based compensation		Comprehensive loss		Accumulated deficit
	Shares	Amount	Shares	Amount
Balances, July 31, 2000	—	$—	28,094	$28	$152,565	$(1,160)	$(232)		$(262)	$(30,548)	$120,391
Comprehensive loss
Net loss								$(27,284)		(27,284)	(27,284)
Other comprehensive income
Unrealized gain on available-for-sale securities, net of reclassification adjustments								601	601		601

Total other comprehensive income								601

Comprehensive loss								$(26,683)

Issuance of common stock for cash			142	—	56						56
Issuance of common stock under the ESPP plan			231	—	1,122						1,122
Common stock exchanged and options assumed in the NetCreate purchase			441	1	5,323						5,324
Common stock issued for services			50	—	139						139
Repurchase and cancellation of notes receivable for unvested common stock			(432)	—	(417)		143				(274)
Deferred compensation related to option grants						(185)					(185)
Reversal of deferred compensation associated with canceled unvested stock options					(592)	592					—
Amortization of stock-based compensation						490					490
Repayment of note receivable											143
Allowance for doubtful notes receivable							50				50
Stock-based compensation associated with the modification of option grants					172						172
Other					(5)						(5)

	Common stock				Notes receivable from stockholders		Accumulated other comprehensive income (loss)		Total stockholders' equity (deficit)
			Additional paid-in capital	Deferred stock-based compensation		Comprehensive loss		Accumulated deficit
	Shares	Amount
Balances, July 31, 2001	28,526	$29	$158,364	$(263)	$(39)		$339	$(57,832)	$100,598
Comprehensive loss
Net loss	—	—	—	—	—	$(11,534)	—	(11,534)	(11,534)
Other comprehensive income
Unrealized loss on available-for-sale securities	—	—	—	—	—	(159)	(159)	—	(159)

Total other comprehensive income	—	—	—	—	—	(159)	—	—

Comprehensive loss	—	—	—	—	—	$(11,693)	—	—

Issuance of common stock for cash	29	—	35	—	—		—	—	35
Issuance of common stock under the ESPP plan	216	—	272	—	—		—	—	272
Repurchase and cancellation of notes receivable for unvested common stock	(135)	—	(219)	—	39		—	—	(180)
Stock purchased under stock repurchase program	(1,785)	(2)	(2,710)	—	—		—	—	(2,712)
Amortization of stock-based compensation	—	—	—	69	—		—	—	69
Compensation from option grants	—	—	39	—	—		—	—	39
Reversal of deferred compensation associated with canceled unvested stock options	—	—	(162)	162	—		—	—	—

Balances, June 30, 2002	26,851	$27	$155,619	$(32)	—		$180	$(69,366)	$86,428

See Notes to Consolidated Financial Statements.

VICINITY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		Years Ended July 31,
	Eleven Months Ended June 30, 2002
		2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,534)	$(27,284)	$(15,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,789	5,168	1,672
Provision for doubtful accounts	47	350	54
Stock-based compensation	108	801	1,017
Loss on investment	—	3,169	—
Provision for note receivable from stockholder	—	100	—
Impairment of fixed assets	—	361	—
Impairment of intangible assets	3,752	754	—
Changes in operating assets and liabilities:
Accounts receivable	271	1,262	(1,540)
Prepaid expenses and other current assets	(528)	1,252	(1,952)
Accounts payable	(590)	(554)	908
Accrued liabilities	(2,135)	(346)	2,542
Deferred revenue	(380)	(104)	2,664

Net cash used in operating activities	(6,200)	(15,071)	(10,052)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments of excess cash:
Purchases of available-for-sale securities	(103,752)	(77,353)	(79,871)
Sales and maturities of available-for-sale securities	114,095	67,110	6,000
Purchases of property and equipment	(519)	(7,500)	(4,980)
Purchase of technology	—	(2,985)	—
Purchase of NetCreate	—	(250)	—
Increase in other assets	(540)	—	—
Sublease deposit received	—	420	—
Building lease deposits	6	55	(304)

Net cash provided by (used in) investing activities	9,290	(20,503)	(79,155)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	307	1,178	126,464
Proceeds from issuance of redeemable preferred stock, net	—	—	3,750
Repurchase of common stock	(2,827)	(274)	(9)
Principal payments on capital leases	(227)	(1,086)	(863)
Payment of bank note	—	—	(1,000)

Net cash provided by (used in) financing activities	(2,747)	(182)	128,342

Increase (decrease) in cash and cash equivalents	343	(35,756)	39,135
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	12,439	48,195	9,060

CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,782	$12,439	$48,195

NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchased under capital lease	$—	$—	$1,497

Reclassification of long-term investments to short-term	$—	$1,831	$—

Accretion on redeemable preferred stock and warrants	$—	$—	$1,049

Common stock issued for notes receivable	$—	$—	$134

Deferred compensation related to stock option grants	$—	$185	$1,133

Reversal of deferred compensation related to stock option grants	$162	$592	$—

Conversion of redeemable preferred stock into common stock	$—	$—	$26,202

Unrealized gain (loss) on available for sale securities	$(159)	$601	$(262)

Common stock and options assumed in purchase business combination	$—	$5,323	$—

Cancellation of notes receivable upon surrender of unvested common stock collateral	$104	$143	$—

See Notes to Consolidated Financial Statements.

VICINITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

        Description of Business.    Vicinity Corporation (the "Company") was formed in 1995. The Company is a leading provider of enterprise location services solutions to Global 2000 companies across Web, wireless and speech platforms. The Company's enterprise solutions, available across the globe and in multiple languages, turn location information into a coherent, rich source of knowledge and embed location intelligence into the fabric of the organization.

        Change in Fiscal Year End.    In March 2002, the Company announced a change to its fiscal year end. Effective February 22, 2002, the Audit Committee of the Board of Directors of the Company, in accordance with authority delegated by the Board of Directors, adopted a resolution changing the last day of the Company's fiscal year from July 31 to June 30, commencing with fiscal year 2002. As a result, fiscal year 2003 will commence on July 1, 2002 and end on June 30, 2003. The period from August 1, 2001 through June 30, 2002 was a transition period and resulted in a fiscal year 2002 that contained eleven months. Accordingly, the fourth quarter of fiscal year 2002, which ended on June 30, 2002, contained two months.

        Comparable financial information for the eleven-month period ended June 30, 2001 is as follows (unaudited):

Eleven Months Ended June 30, 2001
(In thousands, except per share data)
Revenues	$18,352
Gross profit	$6,629
Loss from operations	$(28,427)
Net loss	$(22,691)
Basic and diluted net loss per share	$(0.80)
Weighted average shares used in basic and diluted net loss per share calculation	28,201

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

        Principles of Consolidation.    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

        Foreign Currency Translation.    For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the exchange rates during the year. Exchange gains or losses arising from translation of such foreign entity financial statements are included as a component of comprehensive loss. Through June 30, 2002, the Company's exchange gains or losses from translation of foreign entity financial statements have not been significant.

        Revenue Recognition.    The Company derives its revenues from license and hosting fees and service and transaction fees. Revenues from license and hosting fees consist of annual recurring fees for hosting services and are recognized ratably over the life of the contracts, which typically have one-year, non-refundable terms. The Company's services provide customers and their end users rights to access applications, customer service, and upgrades and updates as provided by the Company. The Company's customers generally do not have the right to take possession of the software at any time during the hosting agreement. Contracts also often include monthly or quarterly minimum volume limits which, when exceeded result in additional fees for actual volume usage. Actual volume usage that exceeds designated minimums is recognized as transaction revenue when amounts due are earned by the Company. Service and transaction revenue includes revenues from implementation services, project-related professional services, customer support, training, volume usage, and, to a lesser degree, from fees derived from advertising and e-commerce transactions. These revenues are recognized as the services are performed.

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

        Concentration of Credit Risk.    Financial instruments that subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its cash and cash equivalents primarily in depository accounts and money market accounts of recognized financial institutions. The Company's short-term investments consist primarily of interest-bearing securities, including government securities, municipal bonds, time deposits, Eurodollar deposits, certificates of deposit with approved financial institutions, commercial paper rated A-1/P-1/F-1, corporate notes and bonds and other money market instruments of similar liquidity and credit quality. To reduce credit risk with trade accounts receivable, the Company performs evaluations of the credit worthiness of its customers on an ongoing basis. The Company does not generally require collateral or other security. As of June 30, 2002 and July 31, 2001, no customers comprised greater than 10% of the Company's trade accounts receivable balance. As of June 30, 2002 and July 31, 2001, the allowance for doubtful accounts was approximately $261,000 and $299,000, respectively.

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

        Securities Available-for-Sale.    Marketable equity securities and debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of comprehensive loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income. The Company has not realized significant gains or losses on the sale of available-for-sale marketable securities. However, during the fourth quarter of fiscal 2001, the Company determined that the decline in value of a $5.0 million investment was other than temporary and the cost basis of the investment was written down to its fair value of $1.8 million and a loss of $3.2 million was recognized. During the first quarter of fiscal 2002, the investment was sold at which time the loss of $3.2 million was realized.

        Fair Value of Financial Instruments.    The carrying amount of the Company's financial instruments, which include cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and capital lease obligations, approximate their fair values as of June 30, 2002 and July 31, 2001.

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

        Software Development Costs.    The Company capitalizes certain costs of computer software developed or obtained for internal use. These costs generally include external direct costs of materials and services consumed in the project, and internal costs such as payroll and benefits of those employees directly associated with the development of the software. During the eleven months ended June 30, 2002, the Company did not capitalize any software development costs. During the year ended July 31, 2001, the Company capitalized approximately $0.4 million, which is being amortized over the estimated useful life of the software developed, which is generally three years.

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

        Intangible Assets.    The purchase price of businesses acquired, accounted for as purchase business combinations, is allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values with any amount in excess of such allocations being designated as goodwill. Other intangible assets subject to amortization are amortized on a straight-line basis over their useful economic lives, which is generally three years. As of June 30, 2002, the Company's gross carrying value of intangible assets was $3.0 million, with accumulated amortization of $1.3 million. Management periodically reviews intangible assets for impairment indicators. At the time management determines the existence of such indicators, the Company uses discounted cash flows of the acquired business if separable and identifiable over the remaining amortization period to initially determine whether impairment should be recognized. The Company then performs a subsequent calculation to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future cash flows. The cash flow calculation would be based on management's best estimates, using appropriate assumptions and projections at the time. The carrying value of identifiable intangible assets is reviewed in a manner consistent with the policy for reviewing impairment of property and equipment, as described above.

        Advertising Expense.    The cost of advertising is expensed as incurred. Advertising costs totaled approximately $23,000 for the eleven months ended June 30, 2002 and $829,000 and $2,079,000 for the years ended July 31, 2001 and 2000, respectively.

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

        Diluted net loss per share does not include the effect of the following anti-dilutive common equivalent shares (in thousands):

		Years Ended July 31,
	Eleven Months Ended June 30, 2002
		2001	2000
Stock options	4,377	2,623	2,212
Shares of common stock subject to repurchase	—	40	1,079

	4,377	2,663	3,291

        The weighted-average exercise price of outstanding stock options was $2.75, $4.72 and $10.63 as of June 30, 2002 and July 31, 2001 and 2000, respectively. The weighted-average exercise price of shares of common stock subject to repurchase was $0.68 and $0.48 as of July 31, 2001 and 2000, respectively.

        Stock-Based Compensation.    The Company accounts for its stock-based compensation arrangements for employees using the intrinsic-value method for stock-based awards to employees. Compensation expense is recorded for the Company's stock options on the date of grant, to the extent the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for common stock. Options granted to consultants and other non-employees are accounted for at fair value. The Company amortizes deferred stock-based compensation using an accelerated method.

        Comprehensive Loss.    The following table sets forth the calculation of comprehensive loss for the eleven months ended June 30, 2002 and the years ended July 31, 2001 and 2000 (in thousands):

		Years Ended July 31,
	Eleven Months Ended June 30, 2002
		2001	2000
Net loss	$(11,534)	$(27,284)	$(15,417)
Unrealized gain/(losses) on available-for-sale securities	(159)	601	(262)

Comprehensive loss	$(11,693)	$(26,683)	$(15,679)

        The Company recorded a reclassification adjustment of $2.7 million for a loss on investment included in net loss in fiscal 2001.

Note 2—Balance Sheet Components

	June 30, 2002	July 31, 2001
	(In thousands)
Cash and cash equivalents:
Cash	$6,545	$1,395
Money market funds	3,435	3,115
Commercial paper	2,802	7,929

	$12,782	$12,439

Property and equipment, net:
Furniture and fixtures	$1,404	$1,404
Computer equipment	8,812	6,080
Software	2,399	2,096
Equipment under capital lease	—	2,321
Leasehold improvements	690	690
Land and building	2,100	2,097

	15,405	14,688
Accumulated depreciation and amortization	(9,041)	(5,459)

	$6,364	$9,229

Intangible assets, net:
BeeLine purchased technology	$2,985	$2,985
Goodwill	—	4,004
Developed product technology	—	911

	2,985	7,900
Accumulated amortization	(1,327)	(1,290)

	$1,658	$6,610

Accrued liabilities:
Accrued compensation	$828	$1,599
Accrued expenses	904	1,408
Accrued restructuring costs and other special charges	419	1,047

	$2,151	$4,054

        During the period ended June 30, 2002, the capital leases were fully paid and the equipment under capital lease has been classified as computer equipment.

Note 3—Financial Instruments

        The following is a summary of available-for-sale debt and marketable equity securities (in thousands):

		Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2002
Money market funds	$9,500	$—	$—	$9,500
U.S. treasury securities	30,389	145	—	30,534
Commercial paper, corporate bonds and medium-term notes	37,985	111	(76)	38,020
Municipal bonds	5,030	—	—	5,030

	$82,904	$256	$(76)	$83,084

Amounts included in cash and cash equivalents	$12,303	$—	$—	$12,303
Amounts included in short-term investments	70,601	256	(76)	70,781

	$82,904	$256	$(76)	$83,084

July 31, 2001
U.S. treasury securities	$3,010	$6	$—	$3,016
Commercial paper, corporate bonds and medium-term notes	62,181	330	(13)	62,498
Municipal bonds	21,852	16	—	21,868

Total debt securities	87,043	352	(13)	87,382
U.S. marketable equity securities	1,831	—	—	1,831

	$88,874	$352	$(13)	$89,213

Amounts included in cash and cash equivalents	$7,929	$—	$—	$7,929
Amounts included in short-term investments	80,945	352	(13)	81,284

	$88,874	$352	$(13)	$89,213

        Maturities of debt securities at market value at June 30, 2002 are as follows (in thousands):

Mature in one year or less	$43,874
Mature after one year through five years	26,907

$70,781

Note 4—Stockholders' Equity

        Common Stock.    In February 2000, the Company completed its initial public offering ("IPO"), which resulted in the sale by the Company of 8,050,000 shares of common stock at $17.00 per share. The

Company's net proceeds from the IPO, after deducting underwriting discounts and offering expenses, were approximately $125.9 million.

        Warrants.    In July 1999, the Company entered into an agreement with a business partner whereby the Company agreed to issue warrants for the purchase of common stock contingent upon the attainment of performance milestones. This agreement provides for the issuance of warrants exercisable for up to 275,000 shares of common stock, contingent upon the attainment of performance milestones. The exercise price for these warrants would be determined based on the date when a specific milestone would be achieved and would have been equal to the price per share received by the Company in the most recent private equity financing round of the Company or, following an IPO, the average trading price of the Company's common stock over the five trading days immediately prior to the date of issuance of these warrants. Upon issuance of the warrants, any difference between the fair value and the exercise price at the date of achievement of the performance milestone would be recorded as an expense. The agreement expired in July 2002 and the warrants were never issued.

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

Note 5—Employee Benefit Plans

Retirement Plan

        The Company has a qualified 401(k) plan ("the Plan") available to all employees who meet the Plan's eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Plan up to a statutory maximum amount. The Company may make matching contributions to the Plan on a discretionary basis. The Company did not make any contributions to the Plan in fiscal 2002, 2001 or 2000.

Option Plans

        1995 Stock Option Plan.    In October 1995, the Company's Board of Directors approved the 1995 Stock Option Plan (1995 Plan) and reserved 1,000,000 shares of common stock for issuance under the Plan, which was subsequently approved by the Company's stockholders. In fiscal 1996, an additional 1,000,000 shares of common stock were approved by the Board of Directors and stockholders and reserved for issuance under the 1995 Plan. The Board of Directors elected to reduce the number of shares of common stock reserved under the 1995 Plan and 296,448 and 28,281 shares were retired from the 1995 Plan in fiscal 1998 and 1999, respectively. The 1995 Plan provides for stock options to be granted to employees, consultants, officers, and directors. Options may be granted at an exercise price not less than 100% of the estimated fair market value, as determined by the Company's Board of Directors, for incentive stock options, and 85% of the estimated fair market value at the date of grant for nonqualified stock options. All options are granted at the discretion of the Company's Board of Directors and have a term not greater than ten years from the date of grant. Options issued generally vest ratably over four years (25% one year after the grant date and at a rate of 1/48 per month thereafter). As of June 30, 2002, no shares were available for grant under the 1995 Plan.

        1996 Incentive Stock Option Plan.    In November 1996, the Company's Board of Directors approved the 1996 Incentive Stock Option Plan (1996 Plan), which is effective for a term of ten years. The Board of

Directors reserved 809,132 shares of common stock for issuance under the 1996 Plan, which was subsequently approved by the Company's stockholders. During fiscal 1998 and 1999, additional shares of common stock of 2,482,185 and 600,000, respectively, were approved by the Board of Directors and stockholders and reserved for issuance under the 1996 Plan. Options may be granted at an exercise price not less than 100% of the estimated fair market value, as determined by the Company's Board of Directors, for incentive stock options, and 85% of the estimated fair market value at the date of grant for nonqualified stock options. All options are granted at the discretion of the Company's Board of Directors and have a term not greater than ten years from the date of grant. Options issued generally vest ratably over four years (25% one year after the grant date and at a rate of 1/48 per month thereafter). As of June 30, 2002, no shares were available for grant under the 1996 Plan.

        2000 Equity Participation Plan.    In December 1999, the Company's Board of Directors approved the 2000 Equity Participation Plan (2000 Plan), which is effective for a term of ten years, and authorized the issuance of up to 1,500,000 shares of common stock under this plan. The 2000 Plan was subsequently approved by the Company's stockholders. In fiscal 2001, the Board of Directors and stockholders approved an amendment to the 2000 Plan authorizing the issuance of up to an additional 1,400,000 shares of common stock under this plan. The 2000 Plan is a successor equity plan to the Company's 1996 Incentive Stock Option Plan. As a result, shares that become available for issuance as a result of stock options expiring or becoming exercisable under the 1996 Plan may be issued under the 2000 Plan. As of June 30, 2002, there were outstanding under the 1996 Plan stock options to purchase an aggregate of 123,130 shares which, if expire or become unexercisable, may be issued under the 2000 Plan. Options may be granted at an exercise price not less than 100% of the estimated fair market value, as determined by the Company's Board of Directors, for incentive stock options, and 85% of the estimated fair market value at the date of grant for nonqualified stock options. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive stock option granted must be at least equal 110% of the fair market value on the grant date and the term must not exceed five years. All options are granted at the discretion of the Company's Board of Directors and have a term not greater than ten years from the date of grant. Options issued generally vest ratably over four years (25% one year after the grant date and at a rate of 1/48 per month thereafter), however the Plan does allow for different vesting terms and therefore some options granted by the Company have deviated from the four year vesting term that is generally used by the Company. In addition, the 2000 Plan provides that, in the event of a merger of the Company with or into another corporation, the administrator will have the authority, but not the obligation to accelerate the vesting of each outstanding option and other award, except that options issued to non-employee directors will vest in full upon the closing of a merger transaction. As of June 30, 2002, 557,521 shares were available for grant under the 2000 Plan.

        NetCreate Employee Stock Option Plan.    In October 2000, in conjunction with the Company's acquisition of NetCreate Systems, Inc., the Company assumed 90,513 options under the NetCreate Employee Stock Option Plan (NetCreate Plan.). The NetCreate Plan provided for stock options to be granted to employees, officers, and directors at an exercise price not less than 100% of the estimated fair market value for incentive stock options, and 85% of the estimated fair market value at the date of grant for nonqualified stock options. All options have a term not greater than ten years from the date of grant. Options issued generally vest ratably over five years (20% one year after the grant date and at a rate of 20% per year thereafter). The Company assumed the outstanding options under the NetCreate Plan, but not the NetCreate Plan itself. Accordingly, no further options may be granted under the NetCreate Plan.

        In December 2001, the Company granted to an officer of the Company a nonqualified stock option to purchase 1,061,000 shares. This grant was issued outside of the Company's existing equity compensation plans. The option exercise price was based on 100% of the fair market value on the date of grant, and the option has a term life of ten years. The option vests over the term of four years. In addition, in the event of a change of control of the Company, the option's vesting will be accelerated according to the terms of the option agreement.

        The following is a summary of activity for all stock option plans for the eleven months ended June 30, 2002 and the years ended July 31, 2001 and 2000:

	Options outstanding	Weighted- average exercise price
Balances as of July 31, 1999	2,064,000	$0.22
Options granted at fair value	1,644,500	14.12
Options granted below fair value	338,250	3.72
Options exercised	(1,655,317)	0.42
Options canceled	(179,596)	4.10

Balances as of July 31, 2000	2,211,837	10.63
Options granted at fair value	2,586,025	2.98
Options assumed	90,513	6.81
Options exercised	(194,392)	0.32
Options canceled	(2,071,063)	9.37

Balances as of July 31, 2001	2,622,920	4.72
Options granted at fair value	2,603,750	1.78
Options exercised	(28,765)	1.18
Options canceled	(821,556)	5.74

Balances as of June 30, 2002	4,376,556	$2.75

        There were 1,136,292 and 273,531 options exercisable as of June 30, 2002 and July 31, 2001, respectively. The weighted-average fair value of employee stock options granted at fair value during fiscal 2002, 2001 and 2000 was $0.66, $2.36 and $11.73, respectively. The weighted average fair value of employee stock options granted below fair value during fiscal 2000 was $4.10. The fair value of employee options granted was estimated on the date of grant using the Black-Scholes option-pricing model.

        Several of the Company's stock option plans allow for the issuance of stock options, which may be exercised by full recourse note or by cash to purchase common stock at any time subsequent to issuance. These shares of common stock may be subject to vesting. The Company has the right to repurchase all unvested shares at the original exercise price in the event of employee termination. The number of shares subject to the repurchase right decreases as the shares vest under the original option terms, generally four years. As of June 30, 2002, there were no shares subject to repurchase.

        The following table summarizes information about stock options under the plans as of June 30, 2002:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares	Weighted- average remaining life (in years)	Weighted- average exercise price	Number of shares	Weighted- average exercise price
$0.10—1.58	1,045,643	8.9	$1.47	692,349	$1.44
$1.60—1.80	1,449,000	9.5	1.68	3,843	1.69
$1.82—2.97	1,240,165	9.5	2.12	123,522	2.47
$3.00—6.82	340,932	8.3	3.22	150,823	3.27
$8.00—12.50	206,706	7.8	11.24	114,568	11.28
$15.25—24.19	85,110	7.8	18.36	46,125	18.27
$50.00—56.63	9,000	7.7	51.84	5,062	51.84

	4,376,556	9.1	$2.75	1,136,292	$3.70

Employee Stock Purchase Plan

        In December 1999, the Company's Board of Directors adopted and the Company's stockholders approved the Vicinity Corporation 2000 Employee Stock Purchase Plan ("2000 ESPP") under which the issuance of up to 200,000 shares of common stock was approved. In fiscal 2001, the Board of Directors and stockholders approved an amendment to the 2000 ESPP authorizing the issuance of up to an additional 600,000 shares of common stock under this plan. The 2000 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of the participant's base compensation. Base compensation is defined as the participant's total compensation that he or she receives on each payday as compensation for services to the Company. The purchase plan, which is intended to qualify under Section 423 of the Internal Revenue Code, contains consecutive offer periods that are generally 12 months in duration. The offer periods start on March 1 and end on the last day of February of each year. Each offer period is comprised of two consecutive six-month purchase periods. The price of Common Stock purchased under the 2000 ESPP is 85% of the lesser of the fair market value of the Common Stock (1) the first day of the purchase period or (2) the last day of the purchase period in which an eligible employee participates. As of June 30, 2002 and July 31, 2001, approximately 445,000 and 231,000 shares, respectively, had been issued under the 2000 ESPP.

Stock-Based Compensation

        The Company uses the intrinsic-value method in accounting for its stock-based compensation arrangements with employees. Stock-based compensation expense is recognized for employee stock option grants in those instances in which the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. The Company recorded deferred stock-based compensation expense before taxes of $0, $185,000 and $1,133,000 during the eleven months ended June 30, 2002 and the years ended July 31, 2001 and 2000, respectively. Compensation expense is amortized in accordance with Financial Accounting Standards Board Interpretation (FIN) No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Approximately $69,000, $490,000 and $1,017,000 of stock-based compensation expense was amortized for the eleven months ended June 30, 2002 and the years ended July 31, 2001 and 2000, respectively.

        The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option-pricing model. The following weighted-average assumptions were used in these calculations:

	Stock Option Plans			Employee Stock Purchase Plan
	2002	2001	2000	2002	2001	2000
Risk-free interest rate	3.8%	4.7%	6.4%	2.6%	4.6%	n/a
Volatility	41%	130%	100%	41%	130%	n/a
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	n/a

        The expected life of options under the Company's Stock Option Plans was estimated at 4 years, 3.25 years and 4 years for the eleven months ended June 30, 2002 and the years ended July 31, 2001 and 2000, respectively. The expected life of options under the ESPP was estimated at six months. The Company's first ESPP purchase was in August 2000.

        Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value method, the Company's net losses for the eleven months ended June 30, 2002 and the years ended July 31, 2001 and 2000 would have been as follows:

	Eleven Months Ended June 30,	Years Ended July 31,
	2002	2001	2000
	(In thousands)
Net loss applicable to common stockholders—as reported	$(11,534)	$(27,284)	$(16,466)
Pro forma stock-based compensation expense	(4,168)	(6,897)	(1,067)

Net loss applicable to common stockholders—pro forma	$(15,702)	$(34,181)	$(17,533)

BASIC AND DILUTED NET LOSS PER SHARE—as reported	$(0.42)	$(0.97)	$(1.08)

BASIC AND DILUTED NET LOSS PER SHARE—pro forma	$(0.57)	$(1.21)	$(1.15)

Note 6—Income Taxes

        The Company incurred no income tax expense for the eleven months ended June 30, 2002 and the years ended July 31, 2001 and 2000. The income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:

	Eleven Months Ended June 30,	Years Ended July 31,
	2002	2001	1999
	(In thousands)
Computed expected tax benefit	$(3,922)	$(9,277)	$(5,242)
Stock-based compensation	23	116	346
Current year net operating losses and temporary differences for which no tax benefit is recognized	2,504	9,668	4,865
Other	1,395	(507)	31

	$—	$—	$—

        The effects of temporary differences that give rise to significant portions of deferred tax assets as of June 30, 2002 and July 31, 2001 are as follows:

	June 30, 2002	July 31, 2001
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards and credits	$19,285	$15,498
State taxes	8	—
Deferred revenue	2,787	3,042
Property and equipment	599	—
Accruals and reserves	428	2,054
Other	415	187

Total gross deferred tax assets before valuation allowance	23,522	20,781
Valuation allowance	(23,522)	(20,781)

	$—	$—

        As of June 30, 2002 and July 31, 2001, the deferred tax assets were fully offset by a valuation allowance. The net change in the total valuation allowance for the year ended June 31, 2002 was an increase of $2,741,000 respectively.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management does not believe it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset and related tax benefit have been recognized in the accompanying financial statements.

        As of June 30, 2002, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $50,608,000 and $27,656,000 respectively. The federal net operating loss carryforwards expire beginning in 2011 through 2022. The California net operating loss carryforwards expire beginning in 2004 through 2012. The Company has research credit carryforwards for federal income tax purposes of $653,000, which, if not utilized, will expire beginning in the year 2012.

        The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize net operating losses and credit carryforwards may be limited as the result of such an "ownership change" as defined in this legislation.

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

Note 7—Impairment of Intangible Assets, Restructuring Costs and Other Special Charges

        In fiscal 2002, the Company approved a plan to retire the Company's SiteMaker product ("SiteMaker") as an actively marketed product. SiteMaker was acquired in the acquisition of NetCreate Systems, Inc., or NetCreate, in October 2000. The decision to retire SiteMaker was arrived at due to two primary factors. First, an analysis of the revenue stream from SiteMaker indicated that actual and currently forecasted revenues from SiteMaker are significantly lower than the estimated revenue levels that were used in the original valuation of NetCreate. Secondly, in future releases of Vicinity Location Server, the Company intends to market components/functionalities that are similar to SiteMaker, but based on an entirely different code base. As a result, during the eleven months ended June 30, 2002, the Company recorded an impairment charge totaling approximately $3.8 million for the remaining goodwill and developed product technology related to the NetCreate acquisition.

        During the year ended July 31, 2001, the Company recorded restructuring costs, other special charges and charges for the impairment of intangible assets of $4.4 million, including restructuring costs of $2.8 million, other special charges of $0.8 million and charges for the impairment of intangible assets of $0.8 million. In November 2000, the Company approved a plan to restructure certain of its operations in order to reduce expenses. Expenses associated with this restructuring plan were approximately $0.6 million. Essentially all of this restructuring charge was for severance and benefits related costs, which included the plan to reduce approximately 29 worldwide employees in all functional areas of the Company. In addition, during fiscal 2001, the Company recorded $0.5 million of severance-related special charges in conjunction with the departure of four senior executives. In February and April 2001, the Company approved plans to further restructure certain of its operations in order to reduce expenses. Expenses associated with this restructuring plan were approximately $2.2 million for severance and employment related costs for approximately 73 worldwide employees across all functions of the Company, the closure of facilities, and equipment costs associated with the termination of employees. In addition, during fiscal 2001, the Company recorded approximately $0.8 million in charges for the impairment of intangible assets related to the write-off of goodwill, developed product technology and the assembled workforce related to the NetCreate acquisition, reflecting the Company's de-emphasis on providing custom Web development services going forward, and special charges of approximately $0.3 million for the write-off of software and other similar costs related to the downsizing of the Company's operations. In fiscal 2002, the Company recorded adjustments of $0.1 million in connection with the reversal of previously anticipated but unincurred expenses.

        The following analysis sets forth the significant components of total restructuring costs and other special charges recorded by the Company during the eleven months ended June 30, 2002 and fiscal 2001 (in thousands):

	Severance and employment costs	Facility and equipment costs	Impairment of intangible assets	Total
Accrual as of July 31, 2000	$—	$—	$—	$—
Charges	2,528	1,118	754	4,400
Deductions	(2,271)	(328)	(754)	(3,353)

Accrual as of July 31, 2001	257	790	—	1,047
Charges	—	—	—	—
Deductions	(213)	(283)	—	(496)
Adjustments	(44)	(89)	—	(133)

Accrual as of June 30, 2002	$—	$418	$—	$418

        Payments on the remaining facility costs of $418,000 extend through approximately August 2005.

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

        As discussed in Note 7, during the year ended July 31, 2001, the Company wrote off approximately $0.8 million of goodwill, developed product technology and assembled workforce related to the NetCreate acquisition, reflecting the Company's de-emphasis on providing custom Web development services. In January 2002, the Company approved a plan to retire the Company's SiteMaker product ("SiteMaker"), which was acquired in the NetCreate acquisition. The decision to retire SiteMaker was arrived at due to two primary factors. First, an analysis of the revenue stream from SiteMaker indicated that actual and currently forecasted revenues from SiteMaker are significantly lower than the estimated revenue levels that were used in the original valuation of NetCreate. Secondly, in future releases of Vicinity Location Server, the Company intends to market components/functionalities that are similar to SiteMaker, but based on an entirely different code base. As a result, the Company recorded an impairment charge in the eleven months ended June 30, 2002 totaling approximately $3.8 million for the remaining goodwill and developed product technology related to the NetCreate acquisition. Pro forma comparative combined financial information has not been disclosed, as the results of NetCreate have not been significant.

Note 9—Technology Purchase

        In September 2000, the Company entered into a Technology Purchase Agreement (the "BeeLine Agreement") with BeeLine LLC ("BeeLine"), under which the Company agreed to pay up to $3.0 million to purchase technology and related consulting services from BeeLine. The technology was purchased for internal use. The Company is amortizing the costs over the estimated economic life of the services into which the technology is incorporated, which is generally three years. For the eleven months ended June 30, 2002 and the year ended July 31, 2001, the Company recorded amortization of $0.9 million and $0.4 million, respectively.

Note 10—Commitments

        Leases.    The Company leases equipment and its facilities under non-cancelable operating leases with expiration dates through 2008. Excluding sublease income, future minimum lease payments under the Company's non-cancelable operating leases as of June 30, 2002 are as follows (in thousands):

Operating Leases
Year ending June 30,
2003	$1,916
2004	1,884
2005	1,935
2006	1,859
2007	1,888
Thereafter	2,435

Total minimum lease payments	$11,917

        During fiscal 2001, the Company entered into a sublease agreement for approximately 50% of the rentable square footage of its headquarters facility. In July 2002, the Company renegotiated the sublease agreement to rent out approximately an additional 12% of the space. The future minimum rentals to be received under the renegotiated agreement total approximately $1.1 million, $0.7 million and $0.6 million for the years ending June 30, 2003, 2004 and 2005, respectively.

        Rental expense amounted to approximately $888,000, $2,105,000 and $1,616,000 for the eleven months ended June 30, 2002 and the years ended July 31, 2001 and 2000, respectively, net of sublease income of approximately $1.4 million in the eleven months ended June 30, 2002 and approximately $0.5 million in fiscal 2001.

        License Fees.    The Company has entered into agreements with several content providers. Some of these agreements call for fixed annual payments. Other agreements contain fixed annual minimum payments as well as variable components that require additional payments if certain content usage thresholds are exceeded by the Company. As of June 30, 2002, the terms of such agreements include the following future minimum license fees (in thousands):

2003	$885
2004	125
2005	25
2006	50
2007	175
Thereafter	1,225

Total non-cancelable license fees	$2,485

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

        Revenue information by geographic area is summarized below for the eleven months ended June 30, 2002 and the years ended July 31, 2001 and 2000:

		Years Ended July 31,
	Eleven Months Ended June 30, 2002
		2001	2000
	(In thousands)
North America	$13,340	$16,860	$13,888
Europe	2,919	3,134	1,302

	$16,259	$19,994	$15,190

        The Company makes allocations of revenue to geographic areas depending on the location of the country where the order is placed or the service is delivered. For the eleven months ended June 30, 2002 and the years ended July 31, 2001 and 2000, no customer accounted for 10% or more of the Company's revenues.

        Essentially all of the Company's long-lived assets are located in the United States.

Note 12—Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141 "Business Combinations." SFAS 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of SFAS 141 had no impact to the Company's operating results, financial position or cash flows.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company will be required to implement SFAS 142 as of the beginning of its fiscal year 2003. The adoption of this statement will not have a material impact on the Company's operating results, financial position or cash flows.

        In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 applies to all long-lived assets (including discontinued operations). SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 will be effective for the Company in fiscal 2003. The adoption of this statement will not have a material impact on the Company's operating results, financial position or cash flows.

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company has not yet evaluated the effects that this standard will have on its consolidated financial statements.

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

        This lawsuit is one of a large number of such actions brought against numerous securities underwriters and issuers of securities that appear to be related to an investigation currently being conducted by the United States Securities and Exchange Commission of the conduct of certain securities underwriters. These lawsuits, including the consolidated action brought against the Company, have been transferred to a consolidated docket for coordination and decision of pre-trial motions, discovery and related matters other than trial. Certain underwriter defendants have brought a motion to recuse the judge charged with managing the consolidated docket. The judge has denied the motion and the Second Circuit Court's has denied a petition for a writ of mandamus ordering the recusal. The Court recently set a schedule for defendants to make motions to dismiss, such that the motions are expected to be fully submitted to the Court by the end of September 2002. The Company has made motions to dismiss all claims which motions should be fully submitted by the end of September 2002. The Company believes that the claims against the Company and certain of its former officers and directors are without merit and the Company intends to vigorously defend against them.

        On December 13, 2001, Murex Securities Limited and Murex Licensing Corporation ("Murex") filed a complaint in the United States District Court for the Eastern District of Virginia (Murex Securities Limited, et al.v Vicinity Corporation, et al, Civil Action No. 01-1895-A) naming the Company and two of its customers as defendants. In the Complaint, the plaintiffs alleged that the Company's Enterprise Location Services infringed claims of a number of the plaintiffs' patents, and it sought unspecified damages and permanent injunctive relief. In its response to the complaint, the Company denied that it infringed any valid claims of the patents-in-suit. In May 2002, the Company and Murex reached a mutual settlement agreement (the "Settlement Agreement") regarding this matter. Under the Settlement Agreement, the Company was granted a license by Murex in exchange for cash payments. In addition, the Settlement Agreement includes a fee for past damages. Payments for past damages, as well as litigation costs, were largely paid by the Company's insurance provider. Future payments under the Settlement Agreement are included in the Company's license fee commitments in Footnote 10 in the Notes to the Consolidated Financial Statements. The Company's insurance provider has contacted the Company to discuss the finalization of the amount of the claim that was covered under the Murex settlement. The Company is unable at this time to evaluate the outcome of these discussions.

        The Company has received correspondence from Unisys Corporation ("Unisys") asserting that the Company's services infringe various claims of a patent owned by Unisys covering LZW compression. Unisys has offered the Company a license under this patent, which expires in 2003. The Company is currently evaluating Unisys' offer. In the event that this matter cannot be resolved through negotiation and Unisys files a claim against the Company under the patent, the litigation could involve significant costs of defense and would involve risks and uncertainties.

Note 14—Stock Repurchase Program

        In September 2001, the Company announced a stock repurchase program of up to $5.0 million. Under this program, stock repurchases may be made from time to time in the open market, through block trades or otherwise. As of June 30, 2002, the Company had repurchased and retired approximately 1,785,000 shares for an aggregate purchase price equal to approximately $2.7 million under the stock repurchase program.

Note 15—Related Party Transactions

        During the eleven months ended June 30, 2002 and the years ended July 31, 2001 and 2000, the Company recognized license and hosting revenue of $0, $97,100 and $62,500 related to a contract with a related party.

        The Company paid approximately $40,000 during the fiscal year ended July 31, 2000 to a related party for data center services.

Note 16—Quarterly Results of Operations (Unaudited)

	Twelve Months Ended June 30, 2002 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Revenues	$4,699	$4,649	$4,387	$4,167
Operating expenses	$5,939	$9,342	$5,350	$4,782
Loss from operations	$(3,814)	$(6,902)	$(3,102)	$(2,530)
Net loss	$(5,977)	$(6,036)	$(2,351)	$(1,763)
Basic and diluted net loss per share	$(0.21)	$(0.22)	$(0.09)	$(0.07)
Weighted average shares used in basic and diluted net loss per share calculation	28,533	27,146	26,810	26,868

(1)
Quarterly information based on three-month quarters. Fourth quarter represents the three months ended June 30, 2002. Third quarter represents the three months ended March 31, 2002. Second quarter represents the three months ended December 31, 2001. First quarter represents the three months ended September 30, 2001.

	Fiscal Year Ended June 30, 2002 (2)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Revenues	$4,718	$4,500	$4,261	$2,780
Operating expenses	$5,879	$9,103	$4,522	$3,417
Loss from operations	$(3,633)	$(6,871)	$(2,226)	$(1,917)
Net loss	$(2,595)	$(6,037)	$(1,514)	$(1,388)
Basic and diluted net loss per share	$(0.09)	$(0.22)	$(0.06)	$(0.05)
Weighted average shares used in basic and diluted net loss per share calculation	28,253	26,915	26,854	26,806

(2)
Quarterly information based on actual fiscal year end results. Fourth quarter represents the two months ended June 30, 2002. Third quarter represents the three months ended April 30, 2002. Second quarter represents the three months ended January 31, 2002. First quarter represents the three months ended October 31, 2001.

	Fiscal Year Ended July 31, 2001 (3)
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

(3)
Quarterly information based on actual fiscal year end results. Fourth quarter represents the three months ended July 31, 2001. Third quarter represents the three months ended April 30, 2001. Second quarter represents the three months ended January 31, 2001. First quarter represents the three months ended October 31, 2000.

Note 17—Subsequent Event

        On August 6, 2002, the Company's board of directors declared a dividend of one stock purchase right ("Right") for each outstanding share of Vicinity common stock. On August 9, 2002, the Company entered into a Rights Agreement pursuant to which the Rights were issued, and the dividend was issued to stockholders of record. In addition, one Right will be issued with each share of Vicinity common stock that becomes outstanding between August 9, 2002 and the earliest of the date the Rights become exercisable, the date the Rights are redeemed or the expiration or termination of the Rights Agreement. Each Right will become exercisable only upon the occurrence of certain events specified in the Rights Agreement, including the acquisition of 15% of the outstanding shares of Vicinity common stock by a person or group. Each Right entitles the holder, as defined under the Rights Agreement, to acquire shares of Vicinity common stock at a 50% discount to the then prevailing market price. As defined under the Rights Agreement, the Company's board of directors may redeem outstanding Rights at a price of $0.001 per Right. Prior to such time, the terms of each Right may be amended, or the Rights Agreement may be amended or terminated, by the Company's board of directors without the approval of the holder of each Right.

VICINITY CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-Offs	Balance at End of Period
	(In thousands)
Year ended July 31, 2000:
Allowance for doubtful accounts	$80	$54	$—	$134

Year ended July 31, 2001:
Allowance for doubtful accounts	$134	$350	$185	$299

Period ended June 30, 2002:
Allowance for doubtful accounts	$299	$47	$85	$261

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on February 14, 2000.	S-1	333-90253	3.2	2/07/00
3.2	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on August 12, 2002.	8-A		3.2	8/12/02
3.3	Amended and Restated Bylaws, adopted as of February 2000.					X
3.4	Amendments to Bylaws, adopted in December 2001 and August 2002.					X
4.1	Rights Agreement dated August 9, 2002 between Vicinity Corporation and American Stock Transfer and Trust Company, as Rights Agent.	8-A		4.1	8/12/02
4.2	Specimen common stock certificate.	S-1	333-90253	4.1	1/18/00
10.1	1995 Stock Option Plan.	S-1	333-90253	10.1	11/03/99
10.2	1996 Incentive Stock Option Plan.	S-1	333-90253	10.2	11/03/99
10.3	2000 Equity Participation Plan.	S-1	333-90253	10.3	1/18/00
10.4	2000 Employee Stock Purchase Plan.	S-1	333-90253	10.4	2/07/00
10.5	Form of 1996 Incentive Stock Option Plan Stock Option Agreement.	S-1	333-90253	10.10	11/03/99
10.6	Form of Indemnification Agreement entered into between Vicinity Corporation and executive officers and directors of Vicinity Corporation.	S-1	333-90253	10.27	2/07/00
10.7	Offer of Employment Letter, dated December 5, 2001, between Vicinity Corporation and Charles Berger.	8-K		99.2	12/11/01
10.8	Non-Statutory Stock Option Agreement dated as of December 10, 2001 between Vicinity Corporation and Charles W. Berger.	S-8	333-83526	10.1	2/28/02
10.9	Offer of Employment Letter, dated December 30, 2000, between Vicinity Corporation and Maury Austin.	10-Q		10.35	3/16/01
10.10	Offer of Employment Letter, dated May 21, 2002, between Vicinity Corporation and Steven Weinstein.					X

10.11		Executive Employment Agreement, dated April 30, 2002, between Vicinity Corporation and J. Daniel Shaver.	10-Q		10.47	06/12/02
10.12		Executive Employment Agreement, dated February 12, 2002, between Vicinity Corporation and Teri Dahlbeck.	10-Q		10.46	3/13/02
10.13		Letter Agreement, dated April 24, 2001, by and between Vicinity Corporation and Norman Nie.	10-Q		10.38	6/14/01
10.14		Executive Employment Agreement, dated April 24, 2001, between Vicinity Corporation and Tim McMullen.	10-Q		10.39	6/14/01
10.15		Executive Employment Agreement, dated April 30, 2001, between Vicinity Corporation and Daniel M. Shapero.	10-Q		10.40	6/14/01
10.16		Amended and Restated Registration and Information Rights Agreement, dated as of December 9, 1998, among Vicinity Corporation and Rama Aysola, Eddie Babcock, Timothy Bacci, James DiSanto and the investors named in Schedule I thereto.	S-1	333-90253	10.5	11/03/99
10.17		Lease Agreement, dated February 25, 2000, between Vicinity Corporation and San Aleso, LLC.	10-Q		10.29	6/13/00
10.18		Lease Agreement, dated August 10, 1999, between Vicinity Corporation and Gordon E. and Blanche M. Bagley.	S-1	333-90253	10.25	11/03/99
10.19		Master Lease and Financing Agreement dated July 27, 1999, between Vicinity Corporation and Compaq.	S-1	333-90253	10.16	12/17/99
10.20		Capital Lease Agreement dated April 24, 1996, between Vicinity Corporation and Pacific Atlantic.	S-1	333-90253	10.17	12/17/99
10.21	†	Master Agreement dated January 11, 2000, between Vicinity Corporation and AltaVista Company.	S-1	333-90253	10.28	2/07/00
10.22		Management Support Agreement dated July 27, 1999, between Vicinity Corporation and Invision AG.	S-1	333-90253	10.15	11/03/99
10.23	†	Joint Marketing Agreement dated June 23, 1999, between Vicinity Corporation and Prio, Inc.	S-1	333-90253	10.18	11/03/99
10.24	†	Service and Distribution Agreement, dated June 14, 1999, between Vicinity Corporation and Inktomi Corporation.	S-1	333-90253	10.19	11/03/99

10.25	Management Support Agreement, dated June 11, 1999, between Vicinity Corporation and Aperto Multimedia GmbH.	S-1	333-90253	10.14	11/03/99
10.26	NaviSite Siteharbor Co-Location Services Agreement, dated June 30, 1998, between Vicinity Corporation and NaviSite Internet Services Corporation.	S-1	333-90253	10.20	11/03/99
23.1	Consent of Independent Auditors.					X
24.1	Power of Attorney (included on signature page).					X
99.1	Certification of Chief Executive Officer.					X
99.2	Certification of Chief Financial Officer.					X

†
The Registrant previously obtained confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and separately filed such exhibit with the Commission.

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
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
VICINITY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
VICINITY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
VICINITY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (In thousands)
VICINITY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
VICINITY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
VICINITY CORPORATION SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT INDEX