Form 10-KT/A
period 2002-06-30
VICINITY CORP
filed 2002-10-28
CIK 1029784

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒YES ☐ NO

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2002 based on the closing sales price of the our Common Stock, as reported on The Nasdaq National Market, was approximately $53,093,000. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares of Common Stock, par value $0.001 per share, of Vicinity Corporation outstanding as of September 30, 2002 was 27,124,524.

        Documents Incorporated by Reference: None

VICINITY CORPORATION

REPORT ON FORM 10-K/A

TABLE OF CONTENTS

EXPLANATORY NOTE

        The sole purpose of this Form 10-K/A is to add certain information required by Part III of Form 10-K to the Registrant's Form 10-K, which was originally filed with the Securities and Exchanges Commission on September 25, 2002, pursuant to General Instruction G(3) of Form 10-K.

        The disclosure required by Item 12 regarding securities authorized for issuance under equity compensation plans was provided under Item 12 of the Registrant's Form 10-K filed on September 25, 2002. The information concerning security ownership of certain beneficial owners and management required by Item 12 is provided herein. The disclosures required by new Item 14 of Form 10-K are not applicable to this report since this report covers a period prior to August 29, 2002. The disclosures required by new Item 15 of Form 10-K were previously provided under Item 14 of the Registrant's Form 10-K filed on September 25, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth, as of September 30, 2002, the name, age and position of each of our directors and executive officers:

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

(1)
Member of the Compensation Committee.

(2)
Member of the Audit Committee.

        Charles W. Berger has served as our President and CEO and as a director since December 2001. Prior to joining Vicinity, Mr. Berger served as president and CEO of AdForce, Inc., a provider of on-line ad management and delivery services, from July 1997 to June 2001. Prior to AdForce, Mr. Berger was chairman and CEO of Radius, Inc., a Macintosh peripheral and software developer, from March 1993 to July 1997. He has also held various senior management positions at Sun Microsystems, Inc. and Apple Computer, Inc. Mr. Berger holds an MBA degree from the University of Santa Clara, and a Bachelors of Science in Business Administration degree from Bucknell University.

        Maury Austin has served as our Senior Vice President, Chief Financial Officer and Secretary since December 2000. Prior to joining Vicinity, Mr. Austin served as Chief Financial Officer at Symmetricom, a networking equipment supplier, from 1999 to 2000. Prior to joining Symmetricom, Austin was Chief Financial Officer and Chief Operating Officer of Flashpoint Technology, a digital imaging operating software company, from 1997 to 1999. Mr. Austin also spent eight years at Apple Computer where, in his last position, he served as Vice President/General Manager in the Imaging Division. He also held financial leadership positions at the General Electric Company. Mr. Austin earned his Master of Business Administration degree at Santa Clara University and his Bachelor of Science degree at the University of California at Berkeley.

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

        Michael T. Torgersen has served as our Vice President, Operations and Chief Information Officer since September 2000. From August 1999 to September 2000, Mr. Torgersen was our Director of Information Technology. Prior to joining Vicinity in August 1999, he served as Vice President, Operations at SocialNet from 1998 to 1999 and held the same position at Communities.com from 1997 to 1998. In addition, he has held other senior positions at Fujitsu S/W Corp., Apple Computer and Hewlett- Packard Company. Mr. Torgersen earned his Master of Business Administration degree at the University of Chicago and holds a Bachelor of Science degree from the University of Illinois.

        Teri Dahlbeck has served as our Senior Vice President of Marketing and Business Development since March 2002. Prior to joining Vicinity, Ms. Dahlbeck founded GotMarketing.com, an e-mail marketing software company, and served as president from December 1998 to July 2001. Prior to joining GotMarketing.com, Ms. Dahlbeck was president of Component Integration Laboratories, an IBM and Apple joint venture from August 1996 to July 1997. Ms. Dahlbeck started her career with an eleven year tenure at Apple Computer in various positions, including programmer, business development and marketing manager. She holds a Bachelor of Science and Masters of Business Administration degree from California Polytechnic State University, San Luis Obispo.

        Dan Shaver has served as our Senior Vice President of Worldwide Sales since April 2002. Prior to joining Vicinity, Mr. Shaver was the managing partner and information technology consultant at The Kenwood Group from October 1997 to April 2002. In addition, Mr. Shaver held VP-level tenures in sales and marketing at AdForce, Inc. from October 2000 to July 2001. Prior to AdForce, Inc., Mr. Shaver held VP-level tenures in sales and marketing at Radius, Inc. from March 1993 to September 1995. Prior to joining Radius, Inc., Mr. Shaver worked in channel strategy at Sun Microsystems, in marketing at MicroAge, Inc., and in several positions over 8 years at Apple Computer, Inc., most notably as vice president of channel strategy and reseller development. Earlier in his career Mr. Shaver worked as a consultant helping to restructure companies such as The Jubry Group and H&F Medical, and began his sales career by spending ten years at IBM Corporation. He holds a bachelor of arts degree in economics from Dickinson College, and has completed an executive program at the INSEAD Graduate School of Business in Fountaine Bleau, France.

        Steven Weinstein has served as our Chief Technology Officer since June 2002, where he is responsible for determining the technology strategy and expanding our core intellectual property. Prior to joining Vicinity, Mr. Weinstein was the president of Backstage Pass, a business focused on digital identities and online communities for major music talent, from 2001 to 2002. Prior to joining Backstage Pass, Mr. Weinstein was a founding executive and Chief Technology Officer of Liberate Technologies from 1996 to 2001. From 1993 to 1996, Mr. Weinstein was the studio head/general manager of gaming company Microprose, Inc. (now part of Hasbro Interactive), and before that served as the VP of software engineering at Electronics for Imaging, Inc. Other career experience includes leadership roles in engineering at Media Cybernetics, Inc. and Ship Analytics, Inc. Mr. Weinstein holds a Bachelor of Science degree in mathematics from Vanderbilt University.

        Mary C. Gavin, our former Vice President, Engineering, served in this position from August 1999 through June 30, 2002. From October 1997 to August 1999, Ms. Gavin was our Director of Engineering Projects. From March 1997 to October 1997, Ms. Gavin was our Project Manager. In 1996, Ms. Gavin was a Marketing Manager of NetRights, LLC, a start-up Internet company. In 1995, Ms. Gavin was a Support and Training Manager of Codman Research Group, a developer of decision support systems for the health care industry. Ms. Gavin holds a Bachelor of Arts degree from Ripon College.

        Ronald S. Smith has served as a Director since August 2001 and has served as our Chairman of the Board of Directors since October 2001. Mr. Smith is currently President and Chief Executive Officer and a member of the Board of Directors of Beyond.com. Prior to joining Beyond.com, Mr. Smith was President of Merisel, North American Distribution from December 1999 to June 2000 and President of Merisel Canada from June 1998 to November 1999. Prior to joining Merisel, Mr. Smith was Chief

Executive Officer of Cygnet Storage Systems from November 1997 to June 1998. From 1994 through August 1997, Mr. Smith was President and Chief Executive Officer of NCR Canada, Ltd., the Canadian affiliate of NCR Corporation. Mr. Smith holds a Bachelor of Science degree in Mathematics and Physics from Dalhousie University in Nova Scotia and a Bachelor of Mechanical Engineering degree from the Technical University of Nova Scotia.

        Barton Faber has served as a Director since May 2002. Faber is general partner in Atrium Partners, a venture fund focused on information technology, and has served in numerous executive level positions over a 30-year career. Faber was recently Chairman of Metromail Corporation. He also served on the executive management team of R.R. Donnelley & Sons Company for ten years, most recently as president of the Information Resources unit. His early career experiences include executive positions at Continental Bank N.A., Mobil Oil Corporation, Ramada Inc. and Ramada Europe Inc. Faber currently serves on the board of directors of Document Sciences Corporation, IPT Limited UK, Intervisual Communications, and Looking Glass Technologies. He attended Arizona State University for his undergraduate studies and received his MBA from New York University.

        Gerald R. Gallagher has served as a Director since August 2001. Since 1987, Mr. Gallagher has been a General Partner of Oak Investment Partners, a venture capital partnership. For 30 years Mr. Gallagher has been involved with the retail industry, holding positions as an analyst, manager and venture capitalist. Before joining Oak Investment Partners, Mr. Gallagher was Vice Chairman of Dayton Hudson Corporation. Prior to 1977 Mr. Gallagher was the retail industry analyst at Donaldson, Lufkin & Jenrette. Mr. Gallagher received an undergraduate degree from Princeton University and a Masters of Business Administration degree from the University of Chicago.

        Douglas A. McIntyre has served as a Director since July 2001. Mr. McIntyre has been the President and Chief Executive Officer and Chairman of On2 Technologies, Inc. since April and May 2000, respectively. From 1998 to March of 2000, he served as President and Chief Executive Officer of FutureSource/Bridge L.L.C. From 1996 to 1997, he served as President of Switchboard.com Inc. Mr. McIntyre also serves as a Director of TheStreet.com. Mr. McIntyre graduated magna cum laude from Harvard University in 1977.

        Michael E. Sears has served as a Director since June 1998. Mr. Sears is currently the CEO of Chronadio, Inc. Prior to joining Chronadio, Inc., Mr. Sears was President and Chief Executive Officer of Black Pearl Software, Inc., a provider of Internet enterprise software tools, from 1999 to 2000. From 1997 to 1999, Mr. Sears was the General Manager of Spyglass, Inc., a provider of Internet connectivity solutions. From 1996 to 1997, Mr. Sears was an independent consultant, and from 1990 to 1996, Mr. Sears was a General Manager of Sun Microsystems, Inc. Mr. Sears holds a Bachelor of Science degree from the United States Naval Academy, and Juris Doctorate and Master of Business Administration degrees from Stanford University.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Vicinity. Directors, officers and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

        To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the eleven months ended June 30, 2002, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

        The following table provides compensation awarded to, earned by or paid for services rendered to Vicinity in all capacities during Vicinity's 2002, 2001 and 2000 fiscal years by our Chief Executive Officer and our four other most highly compensated executive officers who earned at least $100,000 during our fiscal year ended June 30, 2002 and who were serving as executive officers as of June 30, 2002.

Summary Compensation Table

Long Term Compensation Securities Underlying Options (#)
Annual Compensation ($)
Name and Principal Position	Fiscal Year (1)				All Other Compensation ($)
		Salary	Bonus
Charles Berger (2) President, Chief Executive Officer and Director	2002 2001 2000	$141,026 — —	$40,267 — —	1,300,000 — —		— —
Scott Sullivan (3) Vice President of Human Resources	2002 2001 2000	155,997 133,603 —	65,226 58,667 —	— 110,000 —	$	— 15,541 —	(4)
Mike Torgersen Vice President of Operations and Chief Information Officer	2002 2001 2000	145,857 142,483 101,679	56,191 40,663 —	— 55,000 25,000		— — —
Maury Austin Senior Vice President and Chief Financial Officer (5)	2002 2001 2000	212,402 133,261 —	129,533 4,688 —	50,000 400,000 —		— — —
Mary Gavin (6) Vice President of Engineering	2002 2001 2000	157,570 150,000 124,167	57,16 23,708 22,500	— 45,000 45,000		— — —

(1)
Fiscal year 2002 represents the eleven months ended June 30, 2002. Fiscal years 2001 and 2000 represent the twelve months ended July 31, 2001 and July 31, 2000, respectively.

(2)
Mr. Berger joined Vicinity in December 2001.

(3)
Mr. Sullivan joined Vicinity in October 2000.

(4)
Consists of relocation expenses paid by us on behalf of Mr. Sullivan.

(5)
Mr. Austin joined Vicinity in December 2000.

(6)
Ms. Gavin left Vicinity effective July 1, 2002.

        During the periods indicated above, none of the named executive officers, or other persons listed on the table above, received any awards under any long-term incentive plan, and we do not have a pension plan.

Option Grants in the Fiscal Year Ended June 30, 2002

        The following table provides information regarding each stock option grant during our fiscal year ended June 30, 2002 to the executive officers named in the Summary Compensation Table above. Each option included in the following table was granted at an exercise price equal to the fair market value of our common stock on the date of grant, and vests ratably over four years. Each option has a term of ten years, subject to earlier termination within three months after the termination of the optionee's employment or consultancy relationship with us. Each option included in the following table was granted under our 2000 Equity Incentive Plan, other than an option to purchase 1,061,000 shares granted to Mr. Berger. The percent of total options granted is based on an aggregate of 2,603,750 options that we granted to our employees during our fiscal year 2002.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term (1)
	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees During Period
Name			Exercise of Base Price ($/share)
				Expiration Date	5% ($)	10% ($)
Charles Berger	1,300,000	49.9%	$1.67	December 10, 2011	$1,365,330	$3,460,015
Scott Sullivan	—	—	—	—	—	—
Mike Torgersen	—	—	—	—	—	—
Maury Austin	50,000	1.9%	1.80	December 28, 2011	56,601	143,437
Mary Gavin	—	—	—	—	—	—

(1)
Reflects the value of the stock option on the date of grant assuming (i) for the 5% column, a five-percent annual rate of appreciation in our common stock over the ten-year term of the option and (ii) for the 10% column, a ten-percent annual rate of appreciation in our common stock over the ten-year term of the option, in each case without discounting to net present value, less the exercise price per share, and before income taxes associated with the exercise. The 5% and 10% assumed rates of appreciation are based on the rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future price of our common stock. The amounts in this table may not necessarily be achieved.

Aggregate Option Exercises in the Fiscal Year Ended June 30, 2002; Fiscal Year Ended June 30, 2002 Year-End Option Values

        The following table sets forth, on an aggregated basis, information regarding shares of Vicinity common stock underlying unexercised options during the fiscal year ended June 30, 2002 by each of the executive officers named in the Summary Compensation Table above. The value of in-the-money options is based on the fair market value of our common stock at close of market on June 30, 2002 of $2.00 per share and is net of the exercise price of the options:

			Number of Securities Underlying Unexercised Options at June 30, 2002 (#)		Value of Unexercised In-The-Money Options at June 30, 2002 ($)
Name	Shares Acquired on Exercise(#)	Value Realized ($)
			Vested	Unvested	Vested	Unvested
Charles Berger	—	—	—	1,300,000	—	$429,000
Scott Sullivan	—	—	52,498	57,502	$9,100	7,700
Mike Torgersen	—	—	41,873	38,127	5,687	4,813
Maury Austin	—	—	181,249	218,751	43,750	31,250
Mary Gavin	—	—	46,205	39,795	6,074	4,812

Director Compensation

        Other than Mr. Berger in his capacity as President and Chief Executive Officer, members of our board of directors ("non-employee directors") did not receive cash compensation for their services as directors through fiscal 2002. Commencing July 2002, non-employee directors began earning $1,000 per board meeting attended. In addition, board members are reimbursed for reasonable out-of-pocket expenses arising from company business, including their attendance at meetings.

        Our 2000 Equity Participation Plan provides that, immediately following each annual meeting of the Vicinity stockholders, each non-employee director will be granted a stock option to purchase 5,000 shares of our common stock. Each such option vests over four years at the rate of 1/48th of the shares subject to the options per month of service. Accordingly, each of Messrs. McIntyre, Gallagher, Smith and Sears were granted an option to purchase 5,000 shares of our common stock effective January 3, 2002, the date of our last annual meeting. In addition, our practice has been to make an initial grant to directors when they are first elected to the board. In the case of the most recent addition to the board, Mr. Faber received an initial grant of an option to acquire 45,000 shares, vesting over four years at the rate of 1/48th of the shares subject to the options per month of service. In addition, Mr. Smith was granted a fully vested option to purchase 50,000 shares of our common stock on May 9, 2002 as compensation for his service as our Chairman of the Board. All options granted to non-employee directors have a per share exercise price equal to the fair market value of a share of our common stock on the date prior to the date of board approval of the grant.

Employment Agreements

        On December 5, 2001 we offered Mr. Berger employment in the position of President and Chief Executive Officer. His offer letter establishes his base salary at $250,000 per year with a target bonus of up to 50% of his base salary paid quarterly. Mr. Berger is also eligible to participate in our employee benefit plans. Mr. Berger also received a stock option to purchase 1,300,000 shares of our common stock with an exercise price of $1.67 per share, equal to the fair market value of the stock based on the Nasdaq closing price the day before the grant. The option vests over four years beginning on Mr. Berger's date of hire with the first 25% vesting on December 11, 2002, the twelve month anniversary of his date of hire and the remaining shares to vest in equal monthly installments over the subsequent three years.

        As described below, Mr. Berger has entered into a severance and change in control arrangement that applies in the event that the proposed acquisition of Vicinity by Microsoft is consummated, or in the event of an alternative change of control of Vicinity occuring on or before September 26, 2003 in which the consideration consists primarily of cash. In the event of a change of control other than as described in the preceding sentence, fifty percent of the unvested options held by Mr. Berger will immediately vest and become exercisable. The balance of the unvested options held by Mr. Berger would continue to vest, assuming continued employment, under the original vesting schedule. In the event Mr. Berger's employment with us is involuntarily terminated without cause, or if Mr. Berger resigns due to a material reduction in his title or duties, or Mr. Berger is no longer chief executive officer or a member of the Board of Directors or Mr. Berger's principal office is moved by us to a location more than 60 miles away from Sunnyvale, California, we have agreed to pay Mr. Berger severance in an amount equal to six months. In the event Mr. Berger is terminated by us as described above or resigns for the reasons described above, his stock options shall vest as to 162,500 shares and shall terminate with respect to all remaining shares. Receipt of these benefits is contingent upon receipt of a full release.

        On May 21, 2002 we offered Mr. Weinstein employment in the position of Chief Technology Officer. His offer letter establishes his base salary at $200,000 per year with a target bonus of up to

50% of his base salary paid quarterly. Mr. Weinstein is also eligible to participate in our employee benefit plans, and received a stock option to purchase 300,000 shares of our common stock.

        On February 12, 2002 we offered Ms. Dahlbeck employment in the position of Senior Vice President of Marketing and Business Development. Her offer letter establishes her base salary at $225,000 per year with a target bonus of up to 50% of her base salary paid quarterly. Ms. Dahlbeck is also eligible to participate in our employee benefit plans, and received a stock option to purchase 225,000 shares of our common stock.

        On April 10, 2002 we offered Mr. Shaver employment in the position of Senior Vice President of Sales. His offer letter establishes his base salary at $150,000 per year with a target bonus of up to 100% of his base salary paid quarterly. Mr. Shaver is also eligible to participate in our employee benefit plans, and received a stock option to purchase 225,000 shares of our common stock.

        Each of the above-referenced stock options granted to Messrs. Weinstein and Shaver and Ms. Dahlbeck has an exercise price equal to the fair market value of the stock based on the Nasdaq closing price the day before the grant. Each such option vests over four years beginning on such person's date of hire with the first 25% vesting on the twelve month anniversary of such person's date of hire and the remaining shares vesting in equal monthly installments over the subsequent three years.

Severance and Change of Control Arrangements

        On January 18, 2002, Timothy McMullen resigned from his position as our Senior Vice President and Chief Operating Officer. In connection with Mr. McMullen's resignation, we agreed to pay him his monthly salary for three months after the date of his termination and accelerated the vesting of all his outstanding options to purchase shares of our common stock.

        On January 18, 2002, Daniel Shapero resigned from his position as our Vice President of Marketing. In connection with Mr. McMullen's resignation, we agreed to pay him his monthly salary for two months after the date of his termination and accelerated the vesting of all his outstanding options to purchase shares of our common stock.

        In the event our merger with Microsoft does not close, but another change of control transaction in which the consideration consists primarily of cash closing on or before September 26, 2003, our executive officers will be eligible to receive certain payments and benefits under a change of control plan adopted by our Board on or about September 26, 2002. Under this change of control plan, (1) upon the closing of such cash transaction or, in the event the cash transaction is effected by means of a cash tender offer followed by a cash merger, then upon the closing of that cash merger, the company shall pay to such officer an amount equal to (a) one-half times (b) the sum of the then-current annual base salary plus yearly maximum target bonus for that member; and (2) upon the earlier to occur of six months following the merger or the date that the employment of such officer is terminated other than for cause or such officer voluntarily terminates his or her employment for good reason, the company shall pay to such officer an amount equal to the first payment, provided that we shall not be obligated to pay the second payment if such member is terminated by us for cause or the officer voluntarily terminates other than for good reason prior to the period ending six months following the first payment. In addition, all options shall vest in full and become exercisable upon the closing of the merger. For purposes of this paragraph, good reason includes (i) a significant decrease in the officer's authority, title, function or duties from that immediately preceding the cash transaction (provided that the mere fact the company is operated as a division or subsidiary of the acquiror shall not be deemed to constitute good reason), (ii) a reduction in base salary or target bonus or commission, (iii) our requiring the officer to be based at any office or location more than 35 miles from the office where the officer was employed immediately preceding the cash transaction or (iv) any material breach by us of the terms of the officer's offer or employment agreement, if any, or this change of control plan.

        In connection with our merger with Microsoft, our executive officers have entered into agreements covering change of control, severance and transitional employment. Upon the closing of the merger, these agreements shall supersede the arrangements set forth in the preceding paragraph and in the employment agreements and other arrangements described above and eligibility for benefits payable following a cash transaction, as described in the succeeding paragraph. Each agreement provides that, upon the closing of the merger, provided that an officer's employment has not been terminated by us for cause or as a result of such officer's resignation for good reason, all of the officer's options shall vest and shall convert into the right to receive cash in an amount equal to the difference between the exercise price of such options and the price paid for a share of our stock in the merger. For purposes of the agreements, good reason includes, (i) a change in title or, provided that we maintain our current office space for our headquarters, the officer's office space, (ii) a reduction in base salary, or (iii) our requiring the officer to be based at any office or location more than 35 miles from the office where the officer was employed immediately preceding the merger. In addition, provided that an officer's employment has not been terminated by us for cause or as a result of such officer's resignation for good reason, the officer shall receive an initial severance payment on the later of January 2, 2003 or three days following the closing of the merger. The initial severance payment for each of our executive officers is as follows: Charles Berger, $187,500; Scott P. Sullivan, $129,000; Michael T. Torgersen, $120,000; J. Daniel Shaver, $150,000; Teri Dahlbeck, $168,750; Steve Weinstein, $150,000; and Maury Austin, $177,187.50. A second severance payment will be made to each of the officers within three days of the earlier of six months after the date of the closing of the merger or the date on which the officer's employment is terminated by us without cause or as a result of the officer's resignation for good reason, provided that the executive has not previously been terminated for cause or voluntarily terminated for good reason. The second severance payment for each of our executive officers will be the same amount as such officer's initial severance payment. On the closing of the merger, each executive officer shall commence a transitional period of employment with us that will not exceed six months and which will be "at will" in nature, meaning that we or the officer may terminate employment at any time and with or without cause or good reason. During this transitional period of employment, the annual rate of compensation for each of our executive officers will be as follows: Charles Berger, $250,000; Scott P. Sullivan, $172,000; Michael T. Torgersen, $160,000; J. Daniel Shaver, $150,000; Teri Dahlbeck, $225,000; Steve Weinstein, $200,000; and Maury Austin, $236,250.

Stock Option Acceleration Rights of Executive Officers

        We have entered into agreements with our executive officers providing that some or all of their stock options will become immediately vested in the event of specified merger or reorganization transactions, other than a change of control of Vicinity covered by the arrangements described in the preceding section. Our plans also generally convey to the Board of Directors or the compensation committee the discretion to accelerate up to 100% of the unvested options in connection with merger or reorganization transactions, if deemed appropriate.

Compensation Interlocks and Insider Participation

        Messrs. Smith, Faber and Gallagher served on our Compensation Committee during our fiscal year ended June 30, 2002. During fiscal 2002, none of the members of the Compensation Committee was an officer or employee of Vicinity. No member of the Compensation Committee served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  AND RELATED STOCKHOLDER MATTERS

        The following table presents information as to the beneficial ownership of our common stock as of September 30, 2002 by:

  •
  each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of our common stock;

  •
  each of our directors;

  •
  each executive officer listed in the Summary Compensation Table above; and

  •
  all of our directors and executive officers, as a group.

        Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to the community property laws where applicable, to our knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Percentage ownership is based on 27,124,524 shares of Vicinity common stock outstanding as of September 30, 2002. Shares of common stock subject to options which are currently exercisable, or will become exercisable, on or before November 29, 2002 (within 60 days of September 30, 2002) are deemed outstanding in computing the percentage of the person or entity holding such securities but are not deemed outstanding in computing the percentage of any other person or entity. Unless otherwise indicated, the address for each person is c/o Vicinity Corporation, 370 San Aleso Avenue, Sunnyvale, California 94085.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned

5% or Greater Stockholders
CMGI, Inc. (1) 100 Brickstone Square Andover, MA 01810	4,636,422	17.1%
Oak Investment Partners (2) One Gorham Island Westport, CT 06880	3,352,994	12.4
Moloco, LLC (3) 2033 North Main Street, Suite 440 Walnut Creek, CA 94596	1,861,400	6.9
Directors and Executive Officers
Jerry Gallagher (4)	3,360,285	12.4%
Ron Smith (5)	57,291	*
Michael Sears (6)	23,332	*

Douglas McIntyre (7)	8,124	*
Barton Faber (8)	5,625	*
Charles Berger	4,991	*
Maury Austin (9)	284,532	1.0
Scott Sullivan (10)	80,562	*
Mike Torgersen (11)	58,331	*
Mary Gavin	50,075	*
All executive officers and directors as a group (12 persons)	3,933,148	14.5

*
Represents less than 1% of the issued and outstanding shares.

(1)
Based solely on a Schedule 13G filed on February 14, 2002 with the Securities and Exchange Commission pursuant to the Exchange Act.

(2)
Consists of 3,270,287 shares held by Oak Investment Partners VIII, L.P., 82,707 shares held by Oak VIII Affiliates Fund, L.P., both affiliates of Oak Investment Partners.

(3)
Based solely on a Schedule 13D/A filed on September 26, 2002 with the Securities and Exchange Commission pursuant to the Exchange Act.

(4)
Consists of 3,270,287 shares held by Oak Investment Partners VIII, L.P., 82,707 shares held by Oak VIII Affiliates Fund, L.P., both affiliates of Oak Investment Partners, and 7,291 shares issuable upon the exercise of stock options granted to Mr. Gallagher that are currently exercisable or exercisable within 60 days of September 30, 2002. Mr. Gallagher is a managing member of both the general partner of Oak Investment Partners VIII, L.P. and Oak VIII Affiliates Fund, L.P. Mr. Gallagher disclaims beneficial ownership of the shares held by Oak Investment Partners VIII, L.P. and Oak VIII Affiliates Fund, L.P., except to the extent of his pecuniary interest therein. Excludes 17,709 shares issuable upon exercise of stock options granted to Mr. Gallagher that are not currently exercisable and will not be exercisable within 60 days of September 30, 2002.

(5)
Consists of 57,291 shares issuable upon the exercise of stock options granted to Mr. Smith that are currently exercisable or exercisable within 60 days of September 30, 2002. Excludes 17,709 shares issuable upon exercise of stock options granted to Mr. Smith that are not currently exercisable and will not be exercisable within 60 days of September 30, 2002.

(6)
Consists of 20,000 shares owned by Mr. Sears and 3,332 shares issuable upon the exercise of stock options granted to Mr. Sears that are currently exercisable or exercisable within 60 days of September 30, 2002. Excludes 6,668 shares issuable upon exercise of stock options granted to Mr. Sears that are not currently exercisable and will not be exercisable within 60 days of September 30, 2002.

(7)
Consists of 8,124 shares issuable upon the exercise of stock options granted to Mr. McIntyre that are currently exercisable or exercisable within 60 days of September 30, 2002. Excludes 16,876 shares issuable upon exercise of stock options granted to Mr. McIntyre that are not currently exercisable and will not be exercisable within 60 days of September 30, 2002.

(8)
Consists of 5,625 shares issuable upon the exercise of stock options granted to Mr. Faber that are currently exercisable or exercisable within 60 days of September 30, 2002. Excludes 39,375 shares issuable upon exercise of stock options granted to Mr. Faber that are not currently exercisable and will not be exercisable within 60 days of September 30, 2002.

(9)
Consists of 45,991 shares owned by Mr. Austin and 238,541 shares issuable upon the exercise of stock options granted to Mr. Austin that are currently exercisable or exercisable within 60 days of September 30, 2002. Excludes 211,459 shares issuable upon exercise of stock options granted to Mr. Austin that are not currently exercisable and will not be exercisable within 60 days of September 30, 2002.

(10)
Consists of 12,153 shares owned by Mr. Sullivan and 68,409 shares issuable upon the exercise of stock options granted to Mr. Sullivan that are currently exercisable or exercisable within 60 days of September 30, 2002. Excludes 116,591 shares issuable upon exercise of stock options granted to Mr. Sullivan that are not currently exercisable and will not be exercisable within 60 days of September 30, 2002.

(11)
Consists of 10,936 shares owned by Mr. Torgersen and 47,395 shares issuable upon the exercise of stock options granted to Mr. Torgersen that are currently exercisable or exercisable within 60 days of September 30, 2002. Excludes 102,605 shares issuable upon exercise of stock options granted to Mr. Torgersen that are not currently exercisable and will not be exercisable within 60 days of September 30, 2002.

        Change in Control and Voting Arrangements.    On October 22, 2002, we entered into an Agreement and Plan of Merger with Microsoft Corporation. Under the terms of the agreement and subject to the conditions thereof, Microsoft will acquire all outstanding shares of Vicinity common stock (together with each right attached to each such share issued pursuant to the Rights Agreement entered into by Vicinity on August 9, 2002) for $3.33 per share in cash. The transaction will be structured as a reverse triangular merger between Vicinity and a wholly-owned subsidiary of Microsoft, with Vicinity to survive the merger and to become a wholly-owned subsidiary of Microsoft.

        Our two largest stockholders and each of our executive officers and directors, collectively holders of approximately 30% of our outstanding stock, have entered into Voting Agreements with Microsoft in connection with the proposed transaction. These stockholders agreed, among other things, to vote their shares in favor of the adoption of the merger agreement and the merger, and against any action or agreement that would interfere with the completion of the merger or change in any manner the voting rights of holders of Vicinity common stock. In order to secure these obligations, these stockholders granted a proxy and power of attorney with respect to such matters to Microsoft. These stockholders further agreed not to transfer any of their Vicinity shares unless the transferee enters into a similar voting agreement with Microsoft. The Voting Agreements generally terminate upon the earlier of the completion of the merger or the termination of the merger agreement (or, in the case of the agreement with CMGI, April 30, 2003).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Other than the transactions described under "Executive Compensation" and "Executive and Severance Agreements" above, employment contracts, compensatory plans or arrangements and similar arrangements not required to be reported and the transactions described below, there has not been since August 1, 2001, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

        (1)  in which the amount involved exceeded or will exceed $60,000; and

        (2)  in which any director, executive officer, holder of more than 5% of our common stock or any member of his or her immediate family had or will have a direct or indirect material interest.

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

        In addition, pursuant to the Agreement and Plan of Merger that we entered into with Microsoft, Microsoft has agreed that all rights to indemnification and all limitations on liability existing in favor of any officer or director as provided by the Delaware General Corporation Law, our Certificate of Incorporation and Bylaws, and in any agreements between us and the officer or director shall survive the proposed merger and continue in full force and effect for a period of ten years following the closing of the merger. In addition, Microsoft also agreed to indemnify our officers and directors for a period ten years following the closing.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized as of this 28th day of October 2002.

VICINITY CORPORATION
By:	/s/ CHARLES W. BERGER Charles W. Berger President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signature	Title	Date

/s/ CHARLES W. BERGER Charles W. Berger	President, Chief Executive Officer and Director	October 28, 2002
/s/ MAURY AUSTIN Maury Austin	Senior Vice President and Chief Financial Officer	October 28, 2002
* Ronald S. Smith	Chairman of the Board of Directors	October 28, 2002
* Barton Faber	Director	October 28, 2002
* Gerald R. Gallagher	Director	October 28, 2002
* Douglas A. McIntyre	Director	October 28, 2002
* Michael E. Sears	Director	October 28, 2002
*By:	/s/ CHARLES W. BERGER Charles W. Berger Attorney-in-Fact

CERTIFICATIONS

I, Charles W. Berger, certify that:

        1.    I have reviewed this report on Form 10-K/A of Vicinity Corporation;

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

Date: October 28, 2002

/s/ CHARLES W. BERGER President and Chief Executive Officer

I, Maury Austin, certify that:

        1.    I have reviewed this report on Form 10-K/A of Vicinity Corporation;

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

Date: October 28, 2002

/s/ MAURY AUSTIN Senior Vice President and Chief Financial Officer

QuickLinks

VICINITY CORPORATION REPORT ON FORM 10-K/A TABLE OF CONTENTS
EXPLANATORY NOTE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
SIGNATURES
CERTIFICATIONS