Form 10-Q
period 2002-09-30
VICINITY CORP
filed 2002-11-15
CIK 1029784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002.

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission file number: 000-29365

VICINITY CORPORATION

(Exact name of Registrant as Specified in its Charter)

DELAWARE	77-0414631
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

370 San Aleso Avenue
Sunnyvale, California 94085
(Address of Principal Executive Offices)

(408) 543-3000
(Registrant’s telephone number, including area code)

The Registrant has changed the last day of its fiscal year from July 31 to June 30
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒             No ☐

The number of shares of common stock, par value $0.001 per share, of Vicinity Corporation outstanding as of October 31, 2002 was 27,249,643.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Unless the context otherwise requires, references herein to “we,” “us,” “our company,” “the Company” or “Vicinity” are to Vicinity Corporation, a Delaware corporation. We were incorporated as a California corporation in October 1995 and reincorporated as a Delaware corporation in January 2000. “Vicinity,” “MapBlast!,” “GeoSearch,” “Powered by Vicinity,” “Vicinity Business Finder,” “Vicinity Telephone Business Finder,” “Vicinity Wireless Business Finder,” and “Vicinity Brandfinder” are registered marks of our company. We have filed applications for the marks “Vicinity Location Server,” “Vicinity Web Locator,” “Vicinity Wireless Locator,” “Vicinity Speech Locator,” “Vicinity Data Manager,” “VLS,” “Vicinity Location Analyzer” and “Power of Location” with the United States Patent and Trademark Office, and these applications are currently pending.  Each trademark, trade name or service mark of any other company appearing in this Form 10-Q belongs to its holder.

We changed the last day of our fiscal year from July 31 to June 30 in the fourth quarter fiscal 2002. References in this quarterly report to the first quarter of fiscal 2003 refer to the quarter ended September 30, 2002, and references to the first quarter fiscal 2002 refer to the quarter ended October 31, 2001.

Forward Looking Statements

The statements contained in this quarterly report that are not historical facts may be deemed to contain forward-looking statements which are subject to safe harbors created under the U.S. federal securities laws. These forward-looking statements include, among other things, statements about the proposed acquisition of our company by Microsoft Corporation, our anticipated future revenues, anticipated profitability, anticipated growth of our customer base, and more generally other projections of our future financial performance, our anticipated growth and other anticipated trends in our business. In some cases, you can identify these statements by words or phrases such as “anticipate,” “estimate,” “projects,” “believes,” “intends,” “expects” and similar words and phrases. These statements are only predictions, based on our current expectations about future events, and we cannot guarantee that they will be accurate. Actual results may differ materially from those expressed or implied in any forward-looking statement as a result of several risks and uncertainties, including, without limitation, the risks and uncertainties detailed herein under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results” and in our other filings with the Securities and Exchange Commission. We disclaim any obligation to update any of the forward-looking statements contained herein to reflect future events or developments, unless we are required to do so by law.

PART I.                                   FINANCIAL INFORMATION

Item 1.           Financial Statements

VICINITY CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	Sept. 30, 2002	Oct. 31, 2001

REVENUES
License and hosting fees	$3,612	$3,895
Service and transaction fees	653	823

	4,265	4,718

COST OF REVENUES(1)	1,904	2,472

Gross profit	2,361	2,246

OPERATING EXPENSES
Product development(1)	1,385	1,681
Sales and marketing(1)	2,649	2,982
General and administrative(1)	1,511	1,188
Stock-based compensation	9	28
Litigation settlement charge	300	—
Other special charges	942	—

	6,796	5,879

LOSS FROM OPERATIONS	(4,435)	(3,633)
Other income, net	638	1,038

NET LOSS	$(3,797)	$(2,595)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.14)	$(0.09)

WEIGHTED AVERAGE SHARES USED IN BASIC AND DILUTED NET LOSS PER SHARE CALCULATION	27,023	28,253

(1) Excludes stock-based compensation of:
Cost of revenues	$2	$4
Product development	5	16
Sales and marketing	1	6
General and administrative	1	2

	$9	$28

See Notes to Unaudited Condensed Consolidated Financial Statements.

VICINITY CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2002	June 30, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,953	$12,782
Short-term investments	65,877	70,781
Accounts receivable, net	2,218	2,437
Prepaid expenses and other current assets	1,026	1,472

Total current assets	86,074	87,472

PROPERTY AND EQUIPMENT, net	5,834	6,364
INTANGIBLE ASSETS, net	1,410	1,658
OTHER ASSETS	820	883

Total Assets	$94,138	$96,377

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$481	$255
Accrued liabilities	2,400	2,151
Deferred revenue	7,001	7,119

Total current liabilities	9,882	9,525

OTHER LIABILITIES	986	424

Total liabilities	10,868	9,949

STOCKHOLDERS’ EQUITY
Common stock	27	27
Additional paid-in capital	155,965	155,619
Deferred stock-based compensation	(22)	(32)
Accumulated other comprehensive income	463	180
Accumulated deficit	(73,163)	(69,366)

Total stockholders’ equity	83,270	86,428

Total Liabilities and Stockholders’ Equity	$94,138	$96,377

See Notes to Unaudited Condensed Consolidated Financial Statements.

VICINITY CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	Sept. 30, 2002	Oct. 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,797)	$(2,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	989	1,613
Provision for (reduction in) doubtful accounts	(36)	70
Stock-based compensation	9	28
Changes in operating assets and liabilities:
Accounts receivable	255	(822)
Prepaid expenses and other current assets	446	35
Accounts payable	226	136
Accrued liabilities and other liabilities	811	(1,191)
Deferred revenue	(118)	250

Net cash used in operating activities	(1,215)	(2,476)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments of excess cash:
Purchases of available-for-sale securities	(10,568)	(35,821)
Sales and maturities of available-for-sale securities	15,756	37,922
Purchases of property and equipment	(211)	(157)
Decrease in other assets	63	—

Net cash provided by investing activities	5,040	1,944

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	346	104
Repurchase of unvested common stock	—	(2,227)
Principal payments on capital leases	—	(145)

Net cash provided by (used in) financing activities	346	(2,268)

Increase (decrease) in cash and cash equivalents	4,171	(2,800)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,782	12,439

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,953	$9,639

See Notes to Unaudited Condensed Consolidated Financial Statements.

VICINITY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, all significant adjustments that are normal, recurring in nature and necessary for a fair presentation of the financial position and results of the operations of the Company have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year. The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended June 30, 2002 included in the Company’s Form 10-KT filed with the Securities and Exchange Commission.

In March 2002, the Company announced a change to its fiscal year end. Effective February 22, 2002, the Audit Committee of the Board of Directors of the Company, in accordance with authority delegated by the Board of Directors, adopted a resolution changing the last day of the Company’s fiscal year from July 31 to June 30, commencing with fiscal year 2002.  The period from August 1, 2001 through June 30, 2002 was a transition period and resulted in a fiscal year 2002 that contained eleven months.  The Company’s 2003 fiscal year commenced on July 1, 2002 and will end on June 30, 2003.  Accordingly, the Company’s unaudited condensed consolidated statements of operations and cash flows provided in this quarterly report provide a comparison of results from the three months ended September 30, 2002 against results from the three months ended October 31, 2001.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company implemented SFAS 142 on July 1, 2002. The adoption of this statement did not have a material impact on the Company’s operating results, financial position or cash flows.

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 applies to all long-lived assets (including discontinued operations). SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The company adopted SFAS 144 on July 1, 2002. The adoption of this statement did not have a material impact on the Company’s operating results, financial position or cash flows.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing restructuring costs that may be incurred in the future as well as the amounts recognized.

NOTE 3 – NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common and, when dilutive, potential common shares outstanding during the period. Potential common shares include the effect of outstanding stock options and common stock subject to repurchase.  All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would be anti-dilutive.

Diluted net loss per share does not include the effect of the following anti-dilutive potential common shares (in thousands):

	Three Months Ended
	Sept. 30, 2002	Oct. 31, 2001

Stock options	4,398	2,517

The weighted-average exercise price of stock options outstanding was $2.67 and $4.52 as of September 30, 2002 and October 31, 2001, respectively.

NOTE 4 – COMPREHENSIVE LOSS

The following table sets forth the calculation of comprehensive loss (in thousands):

	Three Months Ended
	Sept. 30, 2002	Oct. 31, 2001
Net loss	$(3,797)	$(2,595)
Unrealized gain on available-for-sale securities	283	184

Comprehensive loss	$(3,514)	$(2,411)

NOTE 5 - SEGMENT INFORMATION

The Company’s chief operating decision maker, or CODM, is considered to be the Company’s Chief Executive Officer. The CODM evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements. Therefore, the Company operates in a single segment.

Revenue information by geographic area is summarized below (in thousands):

	Three Months Ended
	Sept. 30, 2002	Oct. 31, 2001
North America	$3,618	$4,058
Europe	647	660

Total Revenue	$4,265	$4,718

For the three months ended September 30, 2002 and October 31, 2001, no customer accounted for 10% or more of the Company’s revenues.

Essentially all of the Company’s long-lived assets are located in the United States.

NOTE 6 – LITIGATION

The Company and certain of its former officers and directors have been named as defendants in four lawsuits filed in the United States District Court for the Southern District of New York, which have been consolidated into the case MBH Inc., v. Vicinity Corporation, et al. By order dated April 19, 2002, Robert Elka has been named as the lead plaintiff. This lawsuit is purportedly being brought as a class action on behalf of individuals who purchased shares of the Company’s common stock between February 9, 2000 and December 6, 2000 in connection with and traceable to the Company’s initial public offering, although no class has been certified. According to the Amended Complaint filed on April 20, 2002, this lawsuit alleges that the Company, certain of its former officers and directors, and its securities underwriters violated various sections of the Securities Act of 1933, the Securities Exchange Act of 1934, and related rules, including Rule 10b-5, by reason of alleged false statements and omissions relating to underwriting discounts and market stabilization transactions. The plaintiffs seek unquantified actual damages, recissionary damages and other relief to compensate losses allegedly incurred by purchasers of the Company’s common stock in connection with the Company’s initial public offering.

This lawsuit is one of a large number of such actions brought against numerous securities underwriters and issuers of securities that appear to be related to an investigation currently being conducted by the United States Securities and Exchange Commission of the conduct of certain securities underwriters. These lawsuits, including the consolidated action brought against the Company, have been transferred to a consolidated docket for coordination and decision of pre-trial motions, discovery and related matters other than trial. Certain underwriter defendants have brought a motion to recuse the judge charged with managing the consolidated docket. The judge has denied the motion and the Second Circuit Court’s has denied a petition for a writ of mandamus ordering the recusal.  The Company believes that the claims against the Company and certain of its former officers and directors are without merit and the Company intends to vigorously defend against them.

The Company has received correspondence from Unisys Corporation (“Unisys”) asserting that the Company’s services infringe various claims of a patent owned by Unisys covering LZW compression. Unisys has offered the Company a license under this patent, which expires in 2003. The Company is currently evaluating Unisys’ offer. In the event that this matter cannot be resolved through negotiation and Unisys files a claim against the Company under the patent, the litigation could involve significant costs of defense and would involve risks and uncertainties.

Note 7 – Restructuring and Other Special Charges

In July 2002, the Company renegotiated a sublease agreement to rent additional space in its headquarters facility through July 2005.  In connection with the agreement, the Company incurred a loss based on the difference between the future minimum payments to be received from the sublessee and the payments and costs that the Company will incur with respect to the subleased space through July 2005.  As a result, during the three months ended September 30, 2002, the Company recorded a special charge of $0.9 million for the loss on the renegotiated sublease.

During fiscal 2002, the Company recorded an impairment charge totaling approximately $3.8 million for the remaining goodwill and developed product technology related to the NetCreate acquisition.  Also, in fiscal 2002, the Company recorded adjustments of $0.1 million in connection with the reversal of previously anticipated but unincurred expenses.

The following analysis sets forth the significant components of total restructuring and other special charges for the three months ended September 30, 2002 (in thousands):

	Facility and equipment costs	Loss on sublease	Total

Accrual as of June 30, 2002	$418	$—	$418
Charges	—	942	942
Deductions	(103)	(65)	(168)
Accrual as of September 30, 2002	$315	$877	$1,192

Payments on the sublease loss agreement extend through approximately July 2005. As of September 30, 2002, $315,000 of the loss on sublease is in accrued liabilities and $562,000 is included in other liabilities.  Payments on the remaining facility restructuring costs of $315,000 extend through approximately August 2005.

Note 8 – Stock Repurchase Program

In September 2001, the Company announced a stock repurchase program of up to $5.0 million. Under this program, stock repurchases may be made from time to time in the open market, through block trades or otherwise. As of June 30, 2002, the Company had repurchased and retired approximately 1,785,000 shares for an aggregate purchase price equal to approximately $2.7 million under the stock repurchase program.  The Company did not repurchase any shares during the three months ended September 30, 2002.

Note 9 – Subsequent Event

On October 22, 2002, the Company entered into a definitive agreement (the “Merger Agreement”) to be acquired by Microsoft Corporation.  Under the terms of the Merger Agreement and subject to the conditions thereof, Microsoft will acquire all outstanding shares of the Company’s common stock (together with each right attached to each such share issued pursuant to the Rights Agreement entered into by the Company on August 9, 2002) for $3.33 per share in cash.  In addition, and except for stock options held by the Company’s executive officers, which will be converted into cash based on the difference between $3.33 and the exercise prices of those options, Microsoft will assume the Company’s outstanding employee stock options and convert them into Microsoft stock options at an exchange ratio equal to $3.33 per share divided by the average closing price of Microsoft common stock during the 10 days preceding the closing.

The consummation of the merger is subject to the approval of the Company’s stockholders, satisfaction of a minimum “net working capital” requirement, receipt of necessary regulatory approvals and other closing conditions.  Definitive dates for closing the merger and for the Vicinity stockholder meeting to vote on the merger have not yet been announced.  Subject to the merger requirements and conditions, the Company anticipates that the merger will close by January 2003.

In May 2002, the Company and Murex Securities Limited and Murex Licensing Corporation (“Murex”) reached a settlement agreement (“Murex Settlement”) under which the Company was granted a license by Murex in exchange for cash payments, including a fee for past damages (Murex Securities Limited, et al. v. Vicinity Corporation, et al, Civil Action No. 01-1895-A).  The Company’s patent insurance provider paid for the past damages fees as well as litigation costs associated with the Murex Settlement.  In September 2002, the patent insurance provider contacted the Company to discuss the finalization of the amount of the claim that was covered under the Murex Settlement.  On November 12, 2002, the Company entered into a settlement agreement with its patent insurance provider to pay the provider $0.3 million in exchange for the release of the Company by its patent insurance provider with respect to any and all past and future claims against the Company associated with the Murex Settlement.  Accordingly, the Company recorded a $0.3 million charge in the three months ended September 30, 2002.  The Company expects to complete the merger transaction before the end of 2002, although the meeting could be adjourned or the closing could be delayed into early 2003, or later, depending on whether all closing conditions have been satisfied or waived.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operations of our company should be read in conjunction with our Form 10-KT for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on September 25, 2002.  The following discussion contains forward-looking statements which are subject to the safe harbors created under the U.S. federal securities laws.  These statements, including statements about revenue growth, earnings and trends in our business, are subject to risks and uncertainties, and therefore actual results may vary materially.  See “Factors That May Affect Future Operating Results.”

Overview

Vicinity is a leading provider of Enterprise Location Services, or ELS, solutions to Global 2000 companies across Web, wireless and speech platforms. Our solutions enable our clients to direct their customers searching for a specific product or service to the nearest brick-and-mortar store that carries that product or service. Our customers include such well-known companies as Best Western International, Citibank, FedEx, Ford Motor Company and McDonald’s. Our suite of private-label and co-branded content and services—available via the Internet, cellular phones, wireless application protocol, or WAP, phones, wireless devices and landline telephones—includes the Vicinity Location Server along with a comprehensive portfolio of application services and application programming interfaces, or APIs, for embedding location intelligence deep within existing enterprise applications.

Change in fiscal year end date.  In March 2002, we announced that we changed the last day of our fiscal year from July 31 to June 30, commencing with the eleven months ended June 30, 2002 (“fiscal year 2002”). As a result, fiscal year 2003 commenced on July 1, 2002 and will end on June 30, 2003. References in this quarterly report to the first quarter of fiscal 2003 refer to the three months ended September 30, 2002, and references to the first quarter fiscal 2002 refer to the three months ended October 31, 2001. We did not recast our financial statements for the first quarter of fiscal 2002 to disclose financial information for the three months ended September 30, 2001 because it was not cost justifiable or practicable to compile such information.  Revenues from our license and hosting fees consist of annual recurring fees for services and are recognized ratably over the life of the contracts, which typically have one-year terms.  Accordingly, any potential seasonality of revenue due to timing of booking contracts would have a minimal impact on recasted financial results.

Critical Accounting Policies

We believe there have been no significant changes in our critical accounting policies during the three months ended September 30, 2002 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-KT for the fiscal year ended June 30, 2002.

Recent Events

On October 22, 2002, we entered into a definitive agreement to be acquired by Microsoft Corporation.  Under the terms of the merger agreement and subject to the conditions thereof, Microsoft will acquire all outstanding shares of our common stock for $3.33 per share in cash.  Stock options held by our executive officers will be converted into cash in an amount equal to the difference between $3.33 and the exercise price of each option, multiplied by the number of shares subject to that option.  Microsoft will assume our other outstanding employee stock options and convert them into Microsoft stock options at an exchange ratio equal to $3.33 per share divided by the average closing price of Microsoft common stock during the 10 days preceding the closing.

The consummation of the merger is subject to the approval of the Company’s stockholders, satisfaction of a minimum “net working capital” requirement, receipt of necessary regulatory approvals and other closing conditions.  Definitive dates for closing the merger and for the Vicinity stockholder meeting to vote on the merger have not yet been announced. We expect to complete the merger transaction before the end of 2002, although the meeting could be adjourned or the closing could be delayed into early 2003, or later, depending on whether all closing conditions have been satisfied or waived.

Results of Operations

License and hosting fees revenue. Revenue from license and hosting fees is recognized ratably over the life of the contracts, which typically have one-year, non-refundable terms.

For the three months ended September 30, 2002, we recognized $3.6 million of license and hosting fees revenue, compared to $3.9 million for the three months ended October 31, 2001, representing a decrease of approximately $0.3 million, or 7%.  The decrease in license and hosting revenue was primarily due to the loss of one large customer in February 2002 and to a lesser degree a reduction in the average selling price of new sales contracts for our ELS solution entered into during the twelve months ended September 30, 2002 when compared to the twelve months ended October 31, 2001.

Deferred revenue consists of customer payments received and accounts receivable recorded in advance of recognizing revenue for license and hosting services. Deferred revenue as of September 30, 2002 was $7.0 million, compared to $7.8 million as of October 31, 2001, representing a decrease of approximately $0.7 million, or 10%.

Service and transaction fees revenue. Revenue from service and transaction fees consists of revenue generated from project-related professional services and, to a lesser degree, from advertising and other transactions. This revenue is recognized as the services are performed.

For the three months ended September 30, 2002, we recognized $0.7 million of service and transaction fees revenue, a decrease of approximately $0.1 million, or 21%, from $0.8 million for the three months ended October 31, 2001. This decrease in service and transaction fees revenue is primarily attributable to a decrease in demand for, and our decreasing focus on providing, web development services for our customers.

Cost of revenues. Cost of revenues includes salaries and benefits of our operations personnel, the cost of acquiring data and content, leasing and depreciation costs for our computer hosting equipment and Internet connection and data center charges. Cost of revenues decreased $0.6 million, or 23%, to $1.9 million for the three months ended September 30, 2002 compared to $2.5 million for the three months ended October 31, 2001. The decrease in cost of revenues is primarily attributable to a decrease in content fees paid to our content providers coupled with lower equipment depreciation expenses. Gross margin for the three months ended September 30, 2002 was 55%, compared to 48% for the three months ended October 31, 2001.  The increase in gross margin for the three months ended September 30, 2002 mainly reflects a decrease in content fees paid to our content providers.

Product development expense. Product development expense consists primarily of salaries and benefits, consulting expenses and equipment costs. Product development expense decreased $0.3 million, or 18%, to $1.4 million for the three months ended September 30, 2002 from $1.7 million for the three months ended October 31, 2001. The decrease in product development expense for the three months ended September 30, 2002 was generally attributable to headcount reductions and the decrease in amortization of intangible assets that resulted from the write-off of the remaining goodwill and developed product technology related to our acquisition of NetCreate in October 2000.

Sales and marketing expense. Sales and marketing expense consists primarily of salaries, commissions, promotion costs, advertising and travel-related expenses. Sales and marketing expense decreased $0.3 million, or 11%, to $2.7 million for the three months ended September 30, 2002 from $3.0 million for the three months ended October 31, 2001. The decrease in sales and marketing expense for the three months ended September 30, 2002 was primarily attributable to the decrease in sales and marketing personnel and promotional expenses.

General and administrative expense. General and administrative expense consists primarily of salaries and related costs for our executive, administrative, finance and human resources personnel as well as accounting, legal and other professional fees. General and administrative expense increased $0.3 million, or 27%, to $1.5 million for the three months ended September 30, 2002 from $1.2 million for the three months ended October 31, 2001. This increase was primarily attributable to an increase in legal and consulting expenses related to corporate development activities for the three months ended September 30, 2002 when compared to the three months ended October 31, 2001.  We expect general and administrative expense to increase for the three months ended December 31, 2002, due to investment banking, legal and other fees related to our proposed acquisition by Microsoft.

Other special charges.  We recorded a special charge of $0.9 million for the three months ended September 30, 2002 related to the loss on a subleased office space in our headquarters facility.  We did not record any restructuring or other special charges during the three months ended October 31, 2001.  See Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Litigation Settlement Charge.  On November 12, 2002, we entered into a settlement agreement with our patent insurance provider to pay the provider $0.3 million in exchange for our release by the patent insurance provider with respect to any and all past and future claims against us associated with the settlement.  Accordingly, we recorded the $0.3 million charge in the three months ended September 30, 2002.  Without the charge, net loss per share would have been $3,497,000 or $0.13 per share.

Other income, net.  Other income for the three months ended September 30, 2002 and October 31, 2001 was comprised of approximately $0.6 million and $1.0 million, respectively, of interest income earned on our cash equivalents and short-term investments.  The decrease was primarily attributable to a decrease in interest income as a result of lower average investment balances as well as the overall decrease in interest rates.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance. We will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing restructuring costs that may be incurred in the future as well as the amounts recognized.

LIQUIDITY AND CAPITAL RESOURCES

Overview. In February 2000, we completed our IPO and, as a result, issued 8,050,000 shares of common stock at a price of $17.00 per share. We received approximately $125.9 million in cash from our IPO, net of underwriting discounts and other offering costs.  We have used a portion of these proceeds to expand our sales and marketing efforts, to expand our international business, to develop new technologies and products and improve our technology infrastructure, and for working capital and other general corporate purposes. Pending these uses, we have invested the proceeds in interest-bearing securities, primarily government securities, municipal bonds, time deposits, Eurodollar deposits, certificates of deposit with approved financial institutions, commercial paper rated A-1/P-1/F-1, corporate notes and bonds and other money market instruments of similar liquidity and credit quality. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for further information related to our investments.

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

Comparative cash flow information.  The following table compares cash, cash equivalents and short-term investments and working capital balances as well as sources and uses of cash as of and for the three months ended September 30, 2002 and October 31, 2001 (in millions):

	Three Months Ended
	Sept. 30, 2002	Oct. 31, 2001
Cash, cash equivalents and short-term investments	$82.8	$89.0
Working capital	76.2	81.8
Cash used in operating activities	(1.2)	(2.5)
Cash provided by investing activities	5.0	1.9
Cash provided by (used in) financing activities	0.3	(2.3)

Cash used in operating activities was $1.2 million for the three months ended September 30, 2002 compared to $2.5 million for the three months ended October 31, 2001. Net cash used in operating activities in each period primarily reflects the net losses in each period and the changes in the operating assets and liabilities, offset by the non-cash expenses.  The decrease in cash used in operating activities for the three months ended September 30, 2002 as compared to the three months ended October 31, 2001 primarily reflects the increased net loss offset by cash provided by changes in operating assets and liabilities.

Cash provided by investing activities was $5.0 million for the three months ended September 30, 2002, which resulted primarily from sales and maturities of available-for-sale securities exceeding purchases of available-for-sale securities during the period.

Cash provided by financing activities was $0.3 million for the three months ended September 30, 2002, which reflects the cash received from employees for common stock issued pursuant to the Employee Stock Purchase Plan and as a result of stock option exercises.

Stock repurchase program. In September 2001, we announced a stock repurchase program of up to $5.0 million. Under this program, stock repurchases may be made from time to time in the open market, through block trades or otherwise. As of June 30, 2002, we had repurchased approximately 1,785,000 shares for an aggregate purchase price equal to approximately $2.7 million under the stock repurchase program. We did not repurchase any shares during the three months ended September 30, 2002.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Current and potential stockholders should consider carefully each of the following factors in making their investment decisions. These factors should be considered together with the other information included or incorporated by reference in this quarterly report.

If the proposed merger with Microsoft Corporation is not completed, our business and stock price may be adversely affected.

On October 22, 2002, we entered into a definitive to be acquired by Microsoft Corporation.  The merger is subject to a number of contingencies, including approval by a majority vote of our stockholders, satisfaction of a minimum “net working capital” requirement, receipt of regulatory approvals and other customary closing conditions.  Therefore, there is a risk that the merger will not be completed or that it will not be completed in the expected time period. If the merger is not completed or the completion is substantially delayed, we could be subject to a number of risks that may adversely affect our business and stock price, including:

•	the trading price of our common stock may decline to the extent that the current trading price reflects a market assumption that the merger will be completed;

•	the diversion of management attention and the unavoidable disruption to our relationships with customers and vendors may detract from our ability to grow revenues and minimize costs;

•	we could lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed merger;

•	we could suffer repercussions from the limitations on our ability to conduct the business that we are bound by (until the merger is completed or terminated) in the merger agreement;

•

we have and will continue to incur significant expenses related to the merger prior to its closing, including fees paid to an investment bank for a fairness opinion for the merger, legal and accounting fees, that must be paid even if the merger is not completed;

•	depending on the circumstances, we may be obligated to pay Microsoft a $2,250,000 termination fee; and

•	we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.

In connection with the proposed merger, we will mail to our stockholders and file with the Securities and Exchange Commission a definitive proxy statement with the SEC which will contain important information about Vicinity Corporation, the proposed merger and related matters. We urge you to read the definitive proxy statement when it becomes available.

The uncertainty created by the proposed merger could have an adverse effect on our revenue and results of operations.

Due to our agreement to be acquired by Microsoft, we are and will continue to be operating in a state of uncertainty about our future until either the proposed merger is closed or terminated.  As a result of this uncertainty, customers may decide to delay, defer, or cancel purchases of our products pending resolution of the proposed merger. If these decisions represent a significant portion of our anticipated revenue, our results of operations and quarterly revenues could be substantially below the expectations of market analysts.

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

We have not generated enough revenues to exceed the amounts we have spent to develop and operate our business. We incurred net losses of approximately $3.8 million for the three months ended September 30, 2002 and $11.5 million for fiscal 2002. We expect to continue to experience losses through the immediately foreseeable future.  Moreover, we base current and future expense levels on our operating plans and our estimates of future revenues. If our revenues grow at a slower rate than we anticipate, or if our spending exceeds our expectations or cannot be adjusted to reflect such slower revenue growth, we may not generate sufficient revenues to achieve profitability. If we do achieve profitability, we may be unable in the future to sustain or increase profitability on a quarterly or annual basis.

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

Our operating results in the immediate future will be particularly difficult to use for purposes of comparison due to the change in our fiscal year end to June 30 from July 31.  As a result, quarter-by-quarter comparisons in this Quarterly Report compare the three months ended September 30, 2002 to the three months ended October 31, 2001.  In addition, renewals of contracts by our customers have historically occurred most often in the last month of each of our previous fiscal quarters and as a result of changing our fiscal year, such renewals will now occur most often in the first month of each fiscal quarter, rather than the last month.

Our quarterly net loss was approximately $3.8 million for the three months ended September 30, 2002, $1.4 million for the two months ended June 30, 2002, $1.5 million for the three months ended April 30, 2002, $6.0 million for the three months ended January 31, 2002 and $2.6 million for the three months ended October 31, 2001. Our quarterly operating results may fluctuate significantly in the future due to a variety of factors. These factors include the following, which are generally outside of our control:

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

The market price of our common stock has fluctuated widely and may continue to do so.  For example, during the period following our initial public offering in February 2000 through the period ended October 31, 2002, the trading price of our common stock has ranged from a high of $76.25 per share to a low of $1.19 per share.  Many factors could cause the market price of our common stock to rise and fall in the future.  Some of these factors include:

•                  actual or anticipated variations in our operating results;

•                  not receiving governmental or regulatory approvals associated with the proposed merger with Microsoft;

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

The overall financial markets have recently experienced significant price and volume fluctuations, and the market prices of technology companies, particularly Internet-related companies, have been and continue to be adverse and extremely volatile. Volatility in the price of our common stock may be caused by factors outside of our control and may be unrelated or disproportionate to our operating results. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

We might experience significant undetected errors or “bugs” in our products.

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

We face challenges in managing our operations due to the addition of new members to our management team and the departures of other executives.  In particular, we hired Charles W. Berger as our new President and Chief Executive Officer in December 2001, Teri Dahlbeck as our Senior Vice President, Marketing and Business Development in March 2002, Daniel Shaver as Senior Vice President, Worldwide Sales in April 2002, and Steven Weinstein as Chief Technology Officer in June 2002, and several former senior executives left the company during 2001 and late 2000, including our former Chief Executive Officer and Chief Financial Officer.  It may take time for our new executives to become acclimated into the company.  New members of our management team may bring management styles, philosophies and policies that could take time to implement.  All of our executives serve “at will”, and therefore it is possible additional turnover could occur in the future, resulting in limited management continuity and added expenses to the company, including recruitment and severance costs.

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

Our current business model is to provide ELS solutions to our business clients. We may not achieve an acceptable level of profitability, or become profitable at all, if our clients’ marketing executives do not perceive that the use of our services will improve the effectiveness of their marketing efforts or if they are otherwise unable to generate a significant return on investment from using our services. ELS solutions are relatively new and unproven and may not achieve widespread customer acceptance. To be successful, we must adapt to our rapidly changing market by continually enhancing the technologies used in our services and introducing new technology to address the changing needs of our clients. Under our current pricing structure, clients pay for most of our services through set-up and annual fees. There is a risk that competition with respect to the services we provide will eventually result in very low prices for our services. If we are unable to maintain an adequate pricing structure, we will not generate sufficient revenues to achieve and maintain profitability.

We may seek to acquire other companies as one means of growing our business, which gives rise to a number of risks that could have adverse consequences to future operating results.

Our merger agreement with Microsoft restricts us from acquiring other companies without the written consent of Microsoft.  However, in the event that the proposed merger is not consummated, then in the future we may acquire or make investments in complementary businesses, technologies, services or products, or enter into strategic partnerships with parties who can provide access to those assets, if appropriate opportunities arise. From time to time we have had discussions and negotiations with companies regarding our acquiring, investing in or partnering with their businesses, products, services or technologies, and we regularly engage in these discussions and negotiations in the ordinary course of our business. We may not identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates, we may not complete those transactions on commercially acceptable terms or at all. We could have difficulty in assimilating the personnel, operations, technology and software of another company that we acquire. In addition, the key personnel of a company that we acquire may decide not to work for us. If we make acquisitions, we could have difficulty in integrating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may need to incur indebtedness or issue equity securities to pay for any future acquisitions, which could be dilutive to our existing stockholders. Also, acquisitions could result in other expenses, such as restructuring charges, or could require us to record non-cash charges to earnings, including amortization of certain types of intangible assets or write-offs of acquired in-process research and development costs, as well as future impairment charges related to goodwill that we acquire.  Any of the above or other factors could harm our ability to achieve profitability or to realize anticipated benefits of an acquisition.

Litigation over intellectual property rights could disrupt or otherwise have a negative impact on our business.

There has been frequent litigation in the high-technology industry regarding intellectual property rights. We cannot be certain that our products do not and will not infringe issued patents, patents that may be issued in the future, or other intellectual property rights of others, and like others in our industry, we are from time to time subject to claims regarding the alleged intellectual property rights of third parties. For instance, in December 2001, we were sued by Murex Licensing Corporation, which alleged that our ELS solution infringed their patents and sought damages and permanent injunctive relief.  We settled this litigation in May 2002 by entering  into a patent license.  We also resolved a different patent infringement claim in fiscal 1999. We have received, and expect in the future to receive, claims of infringement by us with respect to current or future products, trademarks or other proprietary rights. We may likewise be subject to claims from customers for indemnification with respect any such claims made against customers.  Regardless of the merits, these claims could be time-consuming, result in costly litigation, divert our management’s attention, cause product or service release delays, require us to redesign our products or services or require us to enter into costly royalty or licensing agreements.

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

The number of our employees has fluctuated significantly over the last two fiscal years in response to changing market conditions and the evolution of our business. The number of our employees grew from 106 as of October 31, 1999 to 224 as of October 31, 2000, and then decreased to approximately 117 as of September 30, 2002. This fluctuation has placed a significant strain on our management, systems and resources. We expect that we will need to continue to maintain close coordination among our technical, finance, sales and marketing groups in order to successfully manage such fluctuations in personnel.

We will not be able to execute our business plan if we cannot increase our direct and indirect sales channels.

We will need to expand substantially our direct and indirect sales operations, both domestically and internationally, in order to increase market awareness and sales of our products. Our services require a sophisticated sales effort targeted at several people within our prospective clients’ organizations. Competition for qualified sales personnel is intense, and we may not be able to hire the kind and number of sales personnel that we are targeting. Also, the decline in our stock price may significantly increase the difficulty in hiring new qualified sales personnel. In addition, we believe that our future success is dependent upon establishing and maintaining productive relationships with a variety of distribution partners, resellers and joint marketing partners. We cannot be sure that we will be successful in signing up desired partners or that our partners will devote adequate resources or have the technical and other sales capabilities to sell our products.

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

Our future success is substantially dependent upon continued growth and use of the Internet and wireless devices such as cellular telephones. Use of and interest in the Internet and wireless devices may not continue to grow at their current rates. Internet usage may be inhibited for many reasons, including the following:

•                  the inability of Web sites to provide security and authentication of confidential information contained in transmissions over the Internet; and

•                  the inability of Web sites to respond to privacy concerns of potential users, including concerns related to the placement by Web sites of information, so-called cookies, on a user’s hard drive without the user’s knowledge or consent.

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

We are highly dependent on the acceptance and effectiveness of the Internet as a medium for consumer transactions and on the increased use of the Internet by consumers to locate our clients’ products.

The future success of a number of our services is dependent in large part on an increase in the use of the Internet for business transactions with consumers and on the increased use of the Internet by consumers to locate our clients’ products. The electronic commerce market is relatively new and rapidly evolving and the extent of consumer acceptance of the Internet cannot yet be determined. If a sufficiently broad base of consumers do not accept the use of the Internet for transacting business or do not use the Internet to locate our clients’ products, our business, financial condition and results of operations could be materially and adversely affected.

If we are unable to protect our proprietary rights adequately, our competitors might gain access to our technology and we might not compete successfully in our market.

Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, patents, confidentiality procedures and contractual provisions to protect our proprietary rights. These legal protections provide only limited protection and may be time consuming and expensive to obtain and enforce.  If we fail to protect our proprietary rights adequately, our competitors might gain access to our technology.  As a result, our competitors might offer similar products and w might not be able to compete successfully in our market.  Moreover, despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary.  Also, our competitors may independently develop similar, but not infringing, technology, duplicate our products, or design around our patents or our other intellectual property. Our failure to protect our proprietary rights adequately or our competitors’ successful duplication of our technology could harm our operating results and cause the price of our common stock to decline.

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

Web sites and Internet advertisement servers typically place a small file commonly known as a “cookie” on a user’s hard drive, generally without the user’s knowledge or consent. We may introduce services or features that are dependent on the use of cookies to collect, sort and analyze information about Internet users. Most currently available Internet browsers allow users to modify their browser settings to prevent cookies from being stored on their hard drive or to delete cookies at any time. In addition, some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies and the Federal Trade Commission is investigating these issues in response to recent publicity regarding Internet advertising companies.  The effectiveness of our future services could be limited by a significant reduction or limitation in the use of cookies. In addition, privacy concerns may cause some Web users to be less likely to visit Web sites that use cookies. If enough Web users choose not to visit sites that use cookies, our ability to sell our services or features that are dependent on the use of cookies would be adversely affected and could require us to alter or adjust our business practices.

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

A third party’s ability to acquire us might be more difficult because of anti-takeover provisions in our Restated Certificate of Incorporation and Bylaws and our adoption of a stockholder rights plan.

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

In addition, in August 2002, we adopted a stockholder rights plan.  This plan may provide the Board of Directors with leverage in negotiating for a premium in the event of a change of control of Vicinity, but may also have the effect of discouraging or delaying a change of control of the company.  We have amended the stockholder rights plan to provide that the rights will not become exercisable for shares of our common stock in connection with the proposed acquisition of us by Microsoft and will expire and terminate immediately before the acquisition becomes effective.

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

If we were deemed to be an “investment company” under the Investment Company Act of 1940, this would harm our business.

The Investment Company Act of 1940 regulates mutual funds and closed-end investment companies that are traded on the public stock markets.  Due to that fact that a large percentage of our assets consist of cash equivalents and investment securities, from time to time we could be viewed as holding a larger portion of our assets in these vehicles than is presumptively permitted by the 1940 Act for a company not registered as an investment company.  The 1940 Act and its associated contain provisions and set forth principles that are designed to differentiate “true” operating companies from companies that may be considered to have sufficient investment company-like characteristics to require regulation by the 1940 Act.  At this time, we believe that we qualify as an operating company under these provisions. In the future, however, our situation may change which might require us to seek an alternate solution such as exemptive or no-action relief from the SEC.  Alternative solutions could involve increasing the portion of our investment securities into government obligations with a likely reduction in the yield we earn on those investments.  Further, any determination that we are an unregistered investment company would have a material adverse effect on our company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion about our market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk.

Interest rate risk.  The primary objective of our investment activities is to preserve principal and assure sufficient liquidity to meet anticipated needs, while at the same time maximizing the income we receive from our investments within such constraints. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government securities, municipal bonds, time deposits, Eurodollar deposits, certificates of deposit, commercial paper, corporate notes and bonds and other specific money market instruments. We classify our cash equivalents and short-term investments as “fixed-rate” if the rate of return on such instruments remains fixed over their term. We classify our cash equivalents and short-term investments as “variable rate” if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. The table below presents the amounts and related weighted interest rates of our investment portfolio at September 30, 2002 (dollars in thousands):

	Average Interest Rate	Cost	Fair Value

Cash equivalents:
Variable rate	1.76%	$16,379	$16,379

Short-term investments:
Fixed rate	3.19%	$65,411	$65,877

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures.  The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer, based on their evaluation of the effectiveness of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

(b)         Changes in Internal Controls.  There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

Information with respect to this Item may be found in Note 6 and Note 9 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item 1 by reference.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 6, 2002, our Board of Directors adopted a stockholder rights plan designed to protect the long-term value of Vicinity for its stockholders during any future unsolicited acquisition attempt. Under the rights plan, the Board declared a dividend of one preferred share purchase right for each share of our common stock outstanding on August 9, 2002 and further directed the issuance of one such right with respect to each share of our common stock that is issued after that date, except in certain circumstances. If a person or group acquires 15% or more of our common stock, or announces an intention to make a tender offer for our common stock, the completion of which would result in a person or group exceeding such 15% ownership level, then the rights will become exercisable and will be distributed. After distribution of the rights, each right may be exercised for 1/100 of a share of a newly designated Series A Junior Participating Preferred Stock at an exercise price of $14 per 1/100 of a share. The preferred stock has been structured so that the value of 1/100 of a share of preferred stock will approximate the value of one share of common stock. When the rights become exercisable, the holders of the rights (other than any acquiring person) will have the right to acquire shares of our common stock having a market value of two times the exercise price of the right. The rights will expire in August 9, 2012. In the event of a merger or other acquisition of Vicinity by an acquiring person, holders of the rights (other than any held by an acquiring person) will have the right to receive shares of common stock of the acquiring corporation at a substantially discounted price; however, this provision will not apply to the proposed acquisition of Vicinity by Microsoft. Pursuant to an amendment to our stockholder rights plan approved by our board of directors, the rights will not become exercisable for shares of our common stock in connection with our proposed acquisition by Microsoft and will expire and terminate immediately before the acquisition becomes effective.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.     OTHER INFORMATION.

Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The exhibits listed in the Exhibit Index which appears at the end of this quarterly report are filed as part of, or are incorporated by reference into, this quarterly report.

(b) Reports on Form 8-K:

1.        We reported a current report on Form 8-K under Item 5 on August 6, 2002, announcing we adopted a Stockholder Rights Plan.

2.        We reported a current report on Form 8-K under Item 5 on August 20, 2002, announcing that Moloco LLC had filed with the Securities and Exchange Commission an amended Schedule 13D setting forth an unsolicited proposal by Moloco to recapitalize and restructure our company and refocus our business.

3.        We reported a current report on Form 8-K under Item 9 on September 19, 2002, announcing that our Board of Directors had unanimously rejected the unsolicited proposal by Moloco LLC to recapitalize and restructure our company and merge it with a privately held company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2002	VICINITY CORPORATION

By: /s/ MAURY AUSTIN
Maury Austin
Senior Vice President and Chief Financial Officer
(Principal financial and duly authorized officer)

CERTIFICATIONS

I, Charles W. Berger, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Vicinity Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the “Evaluation Date”); and

c.               Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ CHARLES W. BERGER
President and Chief Executive Officer

CERTIFICATIONS

I, Maury Austin, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Vicinity Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the “Evaluation Date”); and

c.               Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ MAURY AUSTIN
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated October 22, 2002, between Microsoft Corporation, Bootstrap Merger Sub, Inc. and Vicinity Corporation.	8-K		2.1	10/22/02

2.2	Form of Voting Agreement, dated October 22, 2002, by and among Microsoft Corporation, Bootstrap Merger Sub, Inc. and certain stockholders of Vicinity Corporation.	Micro soft 13D	005-60895	99.3	10/31/02

3.1	Amendments to Bylaws, adopted in December 2001 and August 2002.	10-K		3.3	9/25/02

3.2	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on August 12, 2002.	8-A		3.2	8/12/02

4.1	Rights Agreement dated August 9, 2002 between Vicinity Corporation and American Stock Transfer and Trust Company, as Rights Agent.	8-A		4.1	8/12/02

4.2	Amendment to Rights Agreement, dated October 22, 2002, between Vicinity Corporation and American Stock Transfer and Trust Company, as Rights Agent.	8-A/A		4.02	10/25/02

99.1	Certification of President and Chief Executive Officer.					X

99.2	Certification of Senior Vice President and Chief Financial Officer.					X